Form 10-Q
period 2022-03-31
AN2 Therapeutics, Inc.
filed 2022-05-10
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41331

AN2 Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-0606654
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 El Camino Real, Suite D Menlo Park, California	94027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 331-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ANTX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 6, 2022, the registrant had 19,402,658 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q (“Form 10-Q”), including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical and nonclinical studies and clinical trials, results of preclinical and nonclinical studies, clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “believe,” “estimate,” “predict,” “potential,” or “continue,” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Form 10-Q include, but are not limited to, statements about:

▪
our use of the net proceeds from the initial public offering (“IPO”);
▪
the initiation, timing, progress, and results of our preclinical and nonclinical studies and clinical trials, and our research and development programs, including the manufacture of clinical trial material and drug product for launch;
▪
the ability of our planned Phase 2/3 pivotal clinical trial in MAC lung disease to be sufficient for regulatory approval in the United States;
▪
our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
▪
our ability to advance product candidates into, and successfully complete, clinical trials;
▪
the timing of and our ability to obtain and maintain regulatory approvals for our product candidates;
▪
the commercialization of our product candidates, if approved;
▪
the ability of epetraborole, if approved, to successfully compete with other therapies, including therapies currently in development;
▪
the pricing, coverage, and reimbursement of our product candidates, if approved;
▪
the implementation of our business model, strategic plans for our business, and product candidates;
▪
the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates;
▪
our ability to identify additional product candidates and advance them into clinical development;
▪
our estimates regarding expenses, capital requirements, and needs for additional financing;
▪
our financial performance; and
▪
developments relating to our competitors and our industry.

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein until after we distribute this Form 10-Q, whether as a result of any new information, future events, or otherwise.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$82,519	$12,097
Short-term investments	35,835	46,458
Prepaid expenses and other current assets	1,397	1,551
Right-of-use asset, net	32	—
Total current assets	119,783	60,106
Deferred offering costs	—	1,724
Long-term investments	—	3,486
Other assets, long-term	720	—
Total assets	$120,503	$65,316
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$2,609	$1,063
Accrued compensation	335	916
Accrued liabilities	2,101	1,399
Operating lease liabilities, short-term	32	—
Options subject to repurchase, short-term	10	17
Total current liabilities	5,087	3,395
Options subject to repurchase, long-term	6	13
Total liabilities	5,093	3,408
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock: $0.00001 par value; 10,000,000 and 11,409,536 shares authorized at March 31, 2022 and December 31, 2021, respectively, 0 and 11,409,488 shares issued and outstanding at March 31, 2022 and December 31, 2021; aggregate liquidation preference $0 and $103,064 at March 31, 2022 and December 31, 2021, respectively	—	109,319
Stockholders’ equity (deficit):
Common stock, $0.00001 par value; 500,000,000 and 17,166,642 shares authorized at March 31, 2022 and December 31, 2021, respectively; 18,712,658 and 2,730,298 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	171,990	—
Accumulated other comprehensive loss	(158)	(27)
Accumulated deficit	(56,422)	(47,384)
Total stockholders’ equity (deficit)	115,410	(47,411)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$120,503	$65,316

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$5,633	$1,649
General and administrative	2,050	401
Total operating expenses	7,683	2,050
Loss from operations	(7,683)	(2,050)
Interest income	27	2
Other income (expense)	1	—
Net loss	(7,655)	(2,048)
Accretion to redemption value and cumulative dividends on preferred stock	(1,820)	(761)
Net loss attributable to common stockholders	$(9,475)	$(2,809)
Net loss per share attributable to common stockholders, basic and diluted	$(2.98)	$(1.07)
Weighted-average number of shares used in computing net loss per share, basic and diluted	3,180,717	2,620,670
Other comprehensive loss:
Unrealized loss on investments	(131)	—
Comprehensive loss	$(7,786)	$(2,048)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2021	11,409,488	$109,319	2,730,298	$—	$—	$(27)	$(47,384)	$(47,411)
Accretion to redemption value and cumulative dividends on preferred stock	—	1,820	—	—	(437)	—	(1,383)	(1,820)
Conversion of convertible preferred stock into common stock	(11,409,488)	(111,139)	11,409,488	—	111,139	—	—	111,139
Issuance of common stock upon initial public offering, net of underwriters' commission and offering costs of $8.1 million	—	—	4,600,000	—	60,836	—	—	60,836
Vesting of early exercised stock options	—	—	—	—	14	—	—	14
Repurchase of early exercised stock options	—	—	(27,128)	—	(11)	—	—	(11)
Stock-based compensation	—	—	—	—	449	—	—	449
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	(7,655)	(7,655)
Balances at March 31, 2022	—	$—	18,712,658	$—	$171,990	$(158)	$(56,422)	$115,410

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	6,076,196	$23,070	2,707,468	$—	$—	$—	$(20,319)	$(20,319)
Issuance of Series B redeemable convertible preferred stock at $15 per share for cash, net of issuance costs of $266	5,333,292	79,734	—	—	—	—	—	—
Issuance of common stock upon the exercise of stock options	—	—	22,830	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	—	8	—	—	8
Accretion to redemption value and cumulative dividends on preferred stock	—	761	—	—	(14)	—	(747)	(761)
Net loss	—	—	—	—	—	—	(2,048)	(2,048)
Balances at March 31, 2021	11,409,488	$103,565	2,730,298	$—	$—	$—	$(23,114)	$(23,114)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows used in operating activities
Net loss	$(7,655)	$(2,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	449	8
Non-cash operating lease expense	18	—
Amortization of net investment premium	1	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other assets	(566)	102
Increase in accounts payable	1,546	379
Decrease in accrued compensation	(581)	(316)
Increase in accrued liabilities	64	332
Decrease in operating lease liabilities	(18)	—
Net cash used in operating activities	(6,742)	(1,543)
Cash flows from investing activities
Purchase of investments	(998)	—
Proceeds upon maturities of investments	14,975	—
Net cash provided by investing activities	13,977	—
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	79,734
Proceeds from exercise of stock options	—	10
Repurchase of early exercised stock options	(11)	—
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	63,198	—
Net cash provided by financing activities	63,187	79,744
Net increase in cash and cash equivalents	70,422	78,201
Cash and cash equivalents at the beginning of the period	12,097	4,070
Cash and cash equivalents at the end of the period	$82,519	$82,271
Supplemental disclosure of noncash financing items
Conversion of redeemable convertible preferred stock into common stock	$111,139	$—
Accretion to redemption value and cumulative dividends on preferred stock	1,820	761
Issuance costs for initial public offering included in accounts payable and accrued liabilities	1,151	—

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing treatments for rare, chronic, and serious infectious diseases with high unmet needs. The Company’s initial product candidate, epetraborole, is under development as a once-daily, oral treatment for patients with non-tuberculous mycobacterial (NTM) lung disease with an initial focus on treatment-refractory Mycobacterium avium complex (MAC) lung disease. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

Since launching operations in November 2019, the Company has devoted substantially all of its resources to performing research and development activities, including with respect to its initial product candidate, epetraborole, business planning, hiring personnel, raising capital and providing general and administrative support for these operations.

Initial Public Offering

On March 24, 2022, the Company’s registration statement on Form S-1 (File No. 333-263295) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on March 29, 2022, at which time the Company issued an aggregate of 4,600,000 shares of its common stock at a price to the public of $15.00 per share. In addition, immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock automatically converted into 11,409,488 shares of common stock. The aggregate offering proceeds for shares sold in the IPO was $69.0 million. After deducting underwriting discounts and commissions of $4.8 million and offering costs paid or payable by the Company of $3.3 million, the net proceeds from the offering were approximately $60.9 million.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheets as of March 31, 2022, the condensed statements of operations and comprehensive loss, the condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) and condensed statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2022 and the results of its operations and its cash flows for the three months ended March 31, 2022 and 2021. The financial data and other information disclosed in these notes related to the three months ended March 31, 2022 and 2021 are also unaudited. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the prospectus filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 24, 2022.

Risks and Uncertainties

Liquidity

Prior to the Company’s IPO in March 2022, the Company’s operations have historically been financed through the issuance of redeemable convertible preferred stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the three months ended March 31, 2022 and 2021, the Company incurred a net loss of $7.7 million and $2.0 million, respectively and had cash flows used in operating activities of $6.7 million and $1.5 million, respectively. The Company has an accumulated deficit as of March 31, 2022 and December 31, 2021 of $56.4 million and $47.4 million, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidate currently in development.

As of March 31, 2022, the Company had cash, cash equivalents and investments of $118.4 million. Management believes that its cash, cash equivalents and investments as of March 31, 2022 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials and clinical trial material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those of other clinical-stage biopharmaceutical companies, including, but not limited to: dependence on key individuals, the need to develop commercially viable therapeutics, competition from other companies, many of which are larger and better capitalized, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights, regulatory clearance, market acceptance of the Company’s products and the need to obtain adequate additional financing to fund the development of its products.

In March 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) outbreak a pandemic. To date, the Company’s business has not been materially impacted by the COVID-19 pandemic. However, the Company has experienced certain slowing of its preclinical and clinical trials and cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and operations, including ongoing and planned preclinical and nonclinical studies, clinical trials and clinical trial material manufacturing. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

In February 2022, Russia commenced a military invasion of Ukraine. The ongoing geopolitical turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have caused disruptions in the global economy, related to trade and shipping, and increased costs of transportation, as well as potentially affecting the availability of European clinical sites. The duration and impact of the conflict between Russia and Ukraine is highly unpredictable and the extent to which the conflict may impact certain of the Company's clinical development and regulatory efforts remains uncertain. While the Company does not currently conduct any trials in Russia or Ukraine that are impacted by the present conflict, any disruptions or increased costs related to the shipping of supplies and drug necessary to conduct the Company's trials, as well as the continued availability of European clinical sites, could negatively impact the Company's liquidity and cash flows.

Segments

The Company operates and manages its business as one reportable and operating segment. The Company’s chief executive officer, who is the chief operating decision maker, reviews financial information on a company-wide basis for purposes of allocating resources and assessing financial performance.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to research and development accruals, fair value of assets and liabilities and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Stock Split

On March 17, 2022, the Board of Directors and stockholders approved, and, on March 18, 2022, the Company filed, an amended and restated certificate of incorporation effecting a 2.352936-for-1 forward stock split of common stock and all redeemable convertible preferred stock. The par value of the common and redeemable convertible preferred stock was not adjusted as a result of the stock split. All authorized, issued and outstanding common stock, redeemable convertible preferred stock, stock options and per share amounts contained in the financial statements have been retroactively adjusted to reflect this stock split for all periods presented.

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to the Company’s equity financings, including its IPO, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. The Company capitalized certain legal, accounting and other third-party fees that were directly related to the Company’s IPO. After the completion of the IPO in March 2022, the total deferred offering costs of $3.3 million were offset against the proceeds from the IPO and reclassified to additional paid-in capital in the accompanying condensed balance sheets. At December 31, 2021, deferred offering costs totaling $1.7 million were included as non-current assets in the accompanying balance sheet.

Research and Development Expenses

All research and development costs, including work performed by third parties, are expensed as incurred. Research and development costs consist of salaries and other personnel-related expenses, including associated stock-based compensation, consulting fees, and facility costs, as well as fees paid to other entities that conduct certain research and development activities on behalf of the Company. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are rendered.

As part of the process of preparing its financial statements, the Company estimates its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of services performed and the associated cost incurred for services for which the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses at the end of each reporting period based on the facts and circumstances known to the Company at that time. The significant estimates in the Company’s accrued research and development expenses relate to expenses incurred with respect to contract manufacturing and research organizations, academic research centers and other vendors in connection with research and development activities for which the Company has not yet been invoiced.

Redeemable Convertible Preferred Stock

The Company recorded the redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The carrying value of the redeemable convertible preferred stock was accreted to its redemption value. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of March 31, 2022.

Stock-Based Compensation

The Company measures and recognizes compensation expense for equity-classified stock-based awards made to employees, directors and non-employees based on the grant date estimated fair value of each award. Compensation expense for employee and director awards is recognized on a straight- line basis over the requisite service period which is generally the vesting period for the entire award. Expense is adjusted for forfeitures as they occur. Compensation expense for non-employee awards is recognized in the same period and manner as if the Company had paid cash for the goods or services provided.

The valuation model used for calculating the fair value of stock options for stock compensation expense is the Black-Scholes option-pricing model (the Black-Scholes model). The Black-Scholes model requires management to make assumptions and judgments about the variables used in the calculation, including the expected term, the expected volatility of common stock, an assumed risk-free interest rate, and expected dividends the Company may pay. Management elected to apply the practical expedient for private companies and used the simplified method to determine the awards’ expected term. Volatility is based on an average of the historical volatilities of the common stock of entities with characteristics similar to the Company’s. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

For awards that contain performance conditions, compensation cost is recognized in the period in which it becomes probable that the performance condition will be satisfied. The grant date fair value of these awards is equal to the fair value of the underlying shares as determined by the price other investors paid for such shares in recent transactions. For awards that vest upon a liquidity event or a change in control, the performance condition is not probable of being achieved until the event occurs. As a result, no compensation expense would be recognized until the performance-based vesting condition is achieved.

Fair Value of Common Stock

Prior to the Company's IPO, the absence of an active market for the Company’s common stock required the Company’s board of directors to determine the fair value of its common stock for purposes of granting stock options. The fair value of the Company’s common stock was determined by the Company’s board of directors with assistance from management and an independent third-party valuation firm. Management’s approach to estimating the fair value of the Company’s common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held- Company Equity Securities Issued as Compensation. Determining the best estimated fair value of the Company’s common stock requires significant judgement and management considers several factors, including the Company’s stage of development, equity market conditions affecting comparable public companies, significant milestones and progress in research and development efforts. Following the completion of its IPO, the Company uses its stock price traded on the Nasdaq Global Select Market to determine its fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, corporate debt securities and corporate commercial paper, are stated at fair value. As of March 31, 2022 and December 31, 2021, the Company had cash equivalents of $82.5 million and $12.1 million, respectively.

Investments

Investments consist of U.S. Treasuries, asset-backed securities, corporate debt securities and corporate commercial paper. All of the Company’s investments are classified as available-for-sale and are carried at estimated fair values and reported in cash equivalents, short-term investments or long- term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments.

Unrealized gains and losses on available-for-sale investments are reported in accumulated other comprehensive gain (loss) as a separate component of stockholders’ equity (deficit). Investments are regularly reviewed for other-than-temporary declines in fair value. The review includes consideration of the cause of impairment, including the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold, if any, is based on the specific identification method. To date, the Company has not recorded any impairment charges on its investments related to other-than-temporary declines in market value. As of March 31, 2022 and December 31, 2021, the Company had investments of $35.8 million and $49.9 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and investments. The Company’s cash is invested through financial institutions in the United States. The Company’s investments consist of debt securities, issued by highly rated corporate entities or the U.S. government, and asset-backed securities. The Company’s exposure to any individual corporate entity is limited by its investment policy. Deposits may at times, exceed federally insured limits, but minimal credit risk exists. The Company invests its cash equivalents in highly rated money market funds. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

The Company is exposed to credit risk in the event of a default by the financial institution holding its cash to the extent recorded on the condensed balance sheets. Through March 31, 2022, the Company has no off-balance sheet concentrations of credit risk.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the three months ended March 31, 2022 the Company had $0.1 million of net unrealized loss on available-for-sale investments, and no net unrealized gain or loss on available-for-sale investments for the three months ending March 31, 2021.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, stock options, common stock subject to repurchase related to unvested early exercise of stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of all series of redeemable convertible preferred stock and the holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods because the impact of potentially dilutive securities would be anti-dilutive.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provided an alternative method in addition to the modified retrospective transition method for ASU No. 2016-02, Leases: Amendments to the FASB Accounting Standards Codification (“ASU 2016-02”), issued in February 2016. Under ASU 2018-11, an entity may elect to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under ASU 2016-02, a lease is required to recognize assets and liabilities with lease terms of more than twelve months. ASU 2016-02 is effective for nonpublic business entities and public entities eligible to be Smaller Reporting Companies for fiscal years beginning after December 15, 2021.

The Company adopted the new standard on January 1, 2022 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the condensed financial statements and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company has elected to combine lease components (for example fixed rent payments) with non-lease components (for example, common-area maintenance costs) on its facility and CRO embedded lease asset classes. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease practical expedients allowed under the standard. Lastly, the Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date.

Results for reporting period beginning after January 1, 2022 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period. Upon adoption of the new lease standard, on January 1, 2022, the Company capitalized operating lease right-of-use (ROU) assets of $0.05 million and $0.05 million of operating lease liabilities, within the condensed balance sheets upon adoption.

Recent Accounting Pronouncements Not Yet Adopted

Since the Company's IPO, it has been the Company’s intention to take advantage of certain temporary exemptions from various reporting requirements and the Company is taking advantage of additional transitional relief available to emerging growth companies. The Company may take advantage of these provisions for up to five years (which should be through March 2027), unless the Company ceases to be an emerging growth company at an earlier date.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for SEC reporting companies that are smaller reporting companies such as the Company. The Company is currently evaluating the impact of the adoption of ASU 2016-13 on its financial statements, and will consider the extended transition period available to “emerging growth" companies.

Note 3. Fair Value Measurements

The Company records its financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

•
Level 1: Inputs which include quoted prices in active markets for identical assets and liabilities.
•
Level 2: Inputs other than Level I that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
•
Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company’s primary financial instruments include cash, cash equivalents, short- and long-term investments, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of the Company’s financial instruments, other than cash equivalents, short- and long-term investments, approximate fair value due to their relatively short maturities.

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$67,572	$—	$—	$67,572
Commercial paper	Level 2	5,493	—	(1)	5,492
Short-term investments:
U.S. treasury securities	Level 1	7,995	—	(79)	7,916
Commercial paper	Level 2	24,980	—	(65)	24,915
Asset-backed securities	Level 2	3,019	—	(13)	3,006
Total		$109,059	$—	$(158)	$108,901

	December 31, 2021
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$3,567	$—	$—	$3,567
Commercial paper	Level 2	2,999	—	—	2,999
Corporate debt securities	Level 2	1,501	—	—	1,501
Short-term investments:
U.S. treasury securities	Level 1	4,500	—	(11)	4,489
Commercial paper	Level 2	33,716	4	(5)	33,715
Asset-backed securities	Level 2	8,261	—	(7)	8,254
Long-term investments:
U.S. treasury securities	Level 1	3,494	—	(8)	3,486
Total		$58,038	$4	$(31)	$58,011

For the three months ended March 31, 2022, there were no other-than-temporary impairment charges recognized in accumulated other comprehensive income. For the three months ended March 31, 2021 the Company had no investments.

The Company classifies its money market funds and U.S. treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities and asset- backed-securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2022.

As of March 31, 2022, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the three months ended March 31, 2022 and 2021, the Company did not sell any available-for-sale investments.

The Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

Note 4. Collaboration and License Agreements

Anacor Licensing Agreement

In November 2019, the Company entered into an exclusive worldwide license agreement with Anacor Pharmaceuticals, Inc. (“Anacor”) for certain compounds and other intellectual property controlled by Anacor for the treatment, diagnosis, or prevention of all human diseases (the “Anacor License”). The Anacor License will expire upon expiration of the last to expire royalty term. Either party may terminate the Anacor License for the other party’s material breach following a cure period or immediately upon certain insolvency events relating to the other party. The Company has the right to terminate the agreement at its convenience upon 90-day written notice until the first regulatory approval or one-year notice thereafter. Furthermore, upon termination of the Anacor License for any of the foregoing reasons, the rights and licenses within will terminate.

In exchange for the worldwide, sublicensable, exclusive right and licenses to develop, manufacture, and commercialize the specified compounds, the Company paid Anacor a non-refundable $2.0 million upfront payment and granted Anacor an aggregate 1,362,499 shares of Series A redeemable convertible preferred stock. For financial reporting purposes the fair value of the shares was $2.46 per share for a total of $3.4 million. The fair value of the shares granted is based on the $2.55 per share price paid by other investors for issued shares in the Series A financing.

The Series A redeemable convertible preferred stock granted to Anacor is accounted for as non-employee awards and is recognized upon the transfer of the license and upon the Company meeting certain operational milestones as included in the Series A Stock Purchase Agreement. As of December 31, 2020, the related performance and service conditions were satisfied.

The Company recorded the transaction as an asset acquisition as substantially all of the fair value of the gross assets acquired were concentrated in one of the compounds. The assets acquired in the transaction were measured based on the upfront payment and the fair value of the Series A redeemable convertible preferred stock shares issued to Anacor, as the fair value of the consideration given, $5.4 million, was more readily determinable than the fair value of the assets received. As the in-process research and development assets have not yet received regulatory approval and have no alternative future use, the fair value of the assets was recorded as research and development expense—related party.

The Company agreed to make further payments to Anacor upon achievement of various development milestones for an aggregate maximum of $2.0 million, upon achievement of various commercial and sales threshold milestones for an aggregate maximum payment of $125.0 million, and up to 50% of royalties received under certain sublicensing arrangements. Royalties are subject to certain customary reductions, including lack of patent coverage and generic product entry. The Company also agreed to pay Anacor non-refundable, non-creditable sales royalties on a tiered marginal royalty rate based on the country’s status as a developing or developed country as defined in the license agreement. Sales royalties are a percentage of net sales, as specified in the Anacor License, and range from mid-single digits for developing countries (as classified by the World Bank) and single to mid-teens for all other countries or the China, Hong Kong, Taiwan and Macau territories, upon reaching a minimum of net sales in the low-teen millions. The sales royalties are required to be paid on a product-by-product and country-by-country basis, until the latest to occur of 15 years following the date of first commercial sale of a product, the expiration of all regulatory or data exclusivity, or the date upon of the expiration of the last to expire valid claim of a licensed patent covering such product in such country. Currently, the date of the expiration of the last to expire valid claim of a licensed patent covering epetraborole in the licensed territory is June 2028. In addition, Anacor is entitled to certain milestone payments upon a change of control of the Company.

In December 2021, the Company entered into an amendment to the Anacor License for certain compounds and other intellectual property controlled by Anacor for the treatment, diagnosis, or prevention of certain bacterial pathogens (the “Anacor License Amendment”). The Anacor License Amendment has no impact on the Anacor License financial terms.

None of the future development, regulatory, commercial or sales milestones or royalty payments were recognized during the three months ended March 31, 2022 and 2021. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three months ended March 31, 2022 and 2021.

Brii Biosciences Agreement

In November 2019, the Company entered into a license agreement granting Brii Biosciences Limited the exclusive development and commercialization rights of certain compounds in China, Hong Kong, Taiwan, and Macau for the treatment of human diseases. The Company did not receive an upfront payment but is eligible to receive up to $15.0 million in the aggregate for development and regulatory milestones and up to $150 million in commercial milestones upon achieving sales thresholds. The Company is also entitled to tiered mid-single digits to high-first decile percentage sales-based royalties. The sales royalties are required to be paid on a product-by-product and region- by-region basis, until the latest to occur of 15 years following the date of first commercial sale of a product, the expiration of all regulatory or data exclusivity, or the date upon the expiration of the last to expire claim of a licensed patent covering the composition of matter or approved use of such product in such region. The last to expire valid claim of a licensed patent covering the composition of matter or approved use of such product in the licensed territory is June 2028. Future milestone payments and royalties will be accounted for under ASC 606.

Note 5. Leases

In May 2021, the Company entered into an operating lease agreement for its principal office in Menlo Park, California. In September 2021, the lease was amended to extend the term to expire in August 2022. Under the lease agreement, the Company has one 12- month renewal option through August 2023.

The Company has not entered into any finance lease agreements as of March 31, 2022.

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of March 31, 2022 (in thousands):

Operating Leases
2022 (remaining nine months)	$32
2023 and thereafter	—
Total future undiscounted lease payments	32
Less: Imputed interest	—
Total Lease Liabilities	$32

The following table summarizes total lease expense during the three months ended March 31, 2022 (in thousands):

	Condensed Statements of Operations and Comprehensive Loss Classification	Three Months Ended March 31, 2022
Operating lease expense	Operating expenses	$19
Short-term lease expense	Operating expenses	18
Variable lease expense	Operating expenses	—
Total lease expense		$37

Rent expense was insignificant during the three months ended March 31, 2021.

The Company paid $0.02 million in operating cash flows from operating leases for amounts included in the measurement of liabilities during the three months ended March 31, 2022.

As of March 31, 2022, the weighted-average remaining lease and discount rate term for operating leases was 0.42 years and 8.0%, respectively.

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development-related expenses	$917	$495
Accrued research and development-related expenses- related party	—	500
Accrued offering costs	1,151	313
Other	33	91
Total accrued liabilities	$2,101	$1,399

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2022 and December 31, 2021, and no material legal proceedings are currently pending or threatened.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its certification of incorporation, as amended, and bylaws, and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

Adjuvant Global Health Agreement

In conjunction with Adjuvant Global Health Technology Fund L.P.’s (“Adjuvant”) investment in the Company’s Series A redeemable convertible preferred stock financing in November 2019, the Company entered into a Global Health Agreement with Adjuvant, pursuant to which the Company agreed to support the creation of innovative and affordable drugs to treat disease, through public health programs and private purchasers in Low and Low-Middle-Income Countries (as such terms are defined by the World Bank and in the agreement). Adjuvant purchased a total of 1,964,051 shares of the Company’s Series A redeemable convertible preferred stock in 2019 and 2020 for a total investment of $5.0 million.

Adjuvant’s investment supports the development of the Company’s product candidate, epetraborole, for use in melioidosis-endemic and melioidosis-at-risk countries as defined in the agreement. These global access commitments became effective as of the Series A redeemable convertible preferred stock financing closing date and will remain in effect until the latter that Adjuvant ceases to be a shareholder of the Company or, ten years following epetraborole approval for melioidosis by a regulatory authority.

The Global Health Agreement contains various affirmative and negative covenants agreed to by the Company, including its use of reasonably diligent endeavors to develop the agreed-upon products using non-dilutive funding and make accessible to people in need in the target countries so long as the Company does not sell products at a loss. Other covenants include prohibition of use of investment for propaganda, attempt to influence legislation, influence of any public election or voter registration drive or promotion of terrorist activities, as well as compliance with certain environmental, social and governance requirements and anti-corruption requirements. If the Company does not maintain compliance with these non-financial covenants, Adjuvant may be entitled to repayment for any portion of its investment that is not used for the purposes outlined in the Global Health Agreement. As of December 31, 2020, the $5.0 million aggregate proceeds from Adjuvant’s Series A investment have been fully utilized to support the epetraborole development program, which overlaps with the melioidosis development activities for the global health programs.

In conjunction with Adjuvant’s investment in the Company’s Series B redeemable convertible preferred stock financing in March 2021, the Company entered into an Amended and Restated Global Health Agreement (the “Adjuvant Amendment”). The Adjuvant Amendment expands Adjuvant’s investment support to include the development of the Company’s product candidate, epetraborole, for use in tuberculosis-endemic and tuberculosis-at-risk countries as defined in the agreement. Adjuvant purchased 466,663 shares of the Company’s Series B redeemable convertible preferred stock in 2021 for a total investment of $7.0 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose. As of March 31, 2022, the $7.0 million proceeds from Adjuvant’s Series B investment have been fully utilized to support the epetraborole development program, which overlaps with the melioidosis and other global health development programs.

In connection with Adjuvant’s investment in the Company’s Common Stock as part of the IPO, the Company entered into an Amended and Restated Global Health Agreement dated March 24, 2022 (the “2022 Adjuvant Amendment”). As part of the Adjuvant IPO Amendment, Adjuvant purchased 166,666 shares of the Company's Common Stock in March 2022 for a total additional investment of $2.5 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose. The Company has complied with all applicable covenants as of March 31, 2022. As of March 31, 2022, the Company has not utilized the proceeds from Adjuvant's IPO investment.

Note 8. Equity

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue 500,000,000 shares of $0.00001 par value common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date.

Common shares reserved for future issuance, on an as-if-converted basis, as of March 31, 2022 and December 31, 2021, consists of the following:

	March 31, 2022	December 31, 2021
Series A redeemable convertible preferred stock	—	6,076,196
Series B redeemable convertible preferred stock	—	5,333,292
Stock options, issued and outstanding	1,637,488	1,589,120
Stock options, authorized for future issuance	2,786,433	937,673
Total	4,423,921	13,936,281

Redeemable Convertible Preferred Stock

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 11,409,488 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of March 31, 2022.

At December 31, 2021, redeemable convertible preferred stock consisted of the following (in thousands, except share and per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value	Liquidation Preference
Series A	6,076,228	6,076,196	$2.55	$24,308	$17,787
Series B	5,333,308	5,333,292	$15.00	85,011	85,277
	11,409,536	11,409,488		$109,319	$103,064

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other forms of awards to employees, directors, and consultants.

The Company initially reserved for issuance 1,870,000 new shares of common stock pursuant to the 2022 Plan. The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) was terminated in 2022; however, shares underlying outstanding stock awards granted under the 2017 Plan will continue to be governed by the 2017 Plan. Shares underlying outstanding stock awards granted under the 2017 Plan were added to the available shares in the 2022 plan. Shares underlying outstanding stock awards granted under the 2017 Plan that expire or are repurchased by, forfeited to, cancelled or withheld by the Company will also be reserved for issuance under the 2022 Plan.

The maximum number of shares of the Company’s common stock that may be issued under the 2022 Plan will not exceed 4,423,920 shares of the Company's common stock, which is the sum of (i) 1,870,000 new shares, plus (ii) 2,553,920 shares related to the 2017 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and continuing through January 1, 2032, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company's board of directors no later than December 31 of the immediately preceding year. The maximum number of shares of the Company's common stock that may be issued on the exercise of ISOs under the 2022 Plan is 13,271,760 shares.

Since the date of incorporation and through March 31, 2022, the Company issued stock options to its employees, directors and consultants. As of March 31, 2022, 2,786,433 shares of common stock remained available for future issuance under the 2022 Plan.

ISOs granted under the 2022 Plan generally vest 25% after the completion of 12 months of service, and the balance vests in equal monthly installments over the next 36 months of service and expire ten years from the grant date, unless subject to provisions regarding 10% stockholders. NSOs vest in accordance with the terms of the specific agreement under which the options were provided and expire ten years from the date of grant.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$208	$6
General and administrative expenses	241	2
Total	$449	$8

Stock Option Plan Activity

A summary of the stock plan activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,589,120	$5.95	9.27	$5,482
Granted	74,233	9.31
Forfeited	(25,865)	6.60
Outstanding at March 31, 2022	1,637,488	$6.09	9.03	$14,704
Exercisable as of March 31, 2022	450,581	$2.81	8.31	$5,523

As of March 31, 2022, there was unrecognized share-based compensation expense of $5.7 million related to unvested share options which the Company expects to recognize over a weighted-average period of 3.0 years. The total fair value of shares vested during the three months ended March 31, 2022 was $0.2 million.

Weighted-average grant-date fair value of the options granted during the three months ended March 31, 2022 was $6.41 per share. No options were exercised during the three months ended March 31, 2022.

Liability for Early Exercise of Stock Options

The Company's 2017 Plan permitted early exercise of certain stock options prior to vesting to certain directors, officers, and employees. Any shares issued pursuant to unvested options are restricted and subject to repurchase by the Company until the conditions for vesting are met. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported as options subject to repurchase, short and long-term on the balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. Upon termination of employment of an option holder, the Company has the right to repurchase, at the original purchase price, any unvested options. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed balance sheets and condensed statement of stockholders’ equity (deficit) as such shares are not considered outstanding for accounting purposes.

As of March 31, 2022, there were 36,833 unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares which are subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48 of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the optionholders pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. As of March 31, 2022, the Company recorded an insignificant amount of liabilities associated with the cash received for shares issued subject to repurchase rights, recorded within the options subject to repurchase, short-term, and options subject to repurchase, long-term on the company's condensed balance sheets.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(7,655)	$(2,048)
Add accretion to redemption value and cumulative dividends on preferred stock	(1,820)	(761)
Net loss attributable to common stockholders	$(9,475)	$(2,809)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	3,180,717	2,620,670
Net loss per share attributable to common stockholders, basic and diluted	$(2.98)	$(1.07)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2022	2021
Series A redeemable convertible preferred stock	—	6,076,196
Series B redeemable convertible preferred stock	—	5,333,292
Options issued and outstanding	1,637,488	276,794
Early exercised common stock subject to future vesting	36,833	101,169
Total	1,674,321	11,787,451

Note 11. Related Party Transactions

In the three months ended March 31, 2022, the Company paid a $0.5 million development milestone payment to Anacor that was recognized as expense in 2021. At December 31, 2021, this amount was included as accrued expenses in the accompanying balance sheet.

In connection with Adjuvant’s investment in the Company’s Common Stock as part of the IPO, the Company entered into the Adjuvant IPO Amendment. As part of the Adjuvant IPO Amendment, Adjuvant purchased 166,666 shares of the Company's Common Stock in 2022 for a total additional investment of $2.5 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose (see Note 7—Commitments and Contingencies).

Note 12. Subsequent Events

On April 8, 2022, the underwriters from the IPO exercised an option to purchase 690,000 shares at a public offering price of $15.00 per share, resulting in additional gross proceeds to the Company of $10.4 million, and additional net proceeds of approximately $9.6 million in the IPO. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in the IPO increased to 5,290,000 shares with total net proceeds of approximately $70.5 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2022 and results of operations for the three months ended March 31, 2022 and 2021 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited condensed financial statements for the year ended December 31, 2021 included in our other SEC filings, including the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 24, 2022 and related exhibits. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements based upon current beliefs, plans and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”

Overview

We are a clinical-stage biopharmaceutical company developing treatments for rare, chronic, and serious infectious diseases with high unmet needs. Our initial product candidate is epetraborole, a once-daily, oral treatment for patients with NTM lung disease, a rare, chronic and progressive infectious disease caused by bacteria known as mycobacteria that leads to irreversible lung damage and can be fatal. Epetraborole has broad spectrum antimycobacterial activity through inhibition of an essential and universal step in bacterial protein synthesis. Its novel mechanism of action is enabled by boron chemistry, our core technology approach. We plan to conduct a Phase 2/3 pivotal clinical trial in treatment-refractory MAC lung disease, which is the most common type of NTM lung disease. Interim data from our completed Phase 1b dose-ranging study of epetraborole administered orally for 28 days in healthy volunteers in Australia and data from our two nonclinical chronic toxicology studies (six-month rats and nine-month non-human primates) have informed our selection of a 500 mg once-daily dose for our Phase 2/3 pivotal clinical trial in treatment-refractory MAC lung disease patients. We believe our Phase 2/3 pivotal clinical trial design, which is under review by the FDA, has the potential to be sufficient for regulatory approval in the United States. We received clearance of our IND application by the FDA and initiated our Phase 1 renal impairment study, for which enrollment commenced in February 2022. We plan to initiate patient enrollment in our Phase 2/3 pivotal clinical trial in the first half of 2022, with topline results for the Phase 2 part of the trial anticipated in the middle of 2023 and for the Phase 3 part of the trial anticipated in the middle of 2024, pending any sample size adjustments that may be required to the Phase 3 portion based on treatment effects of epetraborole-containing regimens that may be observed in the Phase 2 portion of the trial, if any. We also received Fast Track designation by the FDA to investigate epetraborole for treatment-refractory MAC lung disease. Epetraborole has also been designated as a Qualified Infectious Disease Product (“QDIP”) for treatment-refractory MAC lung disease by the FDA and received FDA orphan drug designation for the treatment of infections caused by NTM. Based on clinical and preclinical data generated with epetraborole, its novel mechanism of action, and the convenience associated with once-daily, oral dosing, we believe that epetraborole has the potential to become an important component of a multi-drug treatment regimen for patients suffering from NTM lung disease.

Since launching operations in November 2019, we have devoted substantially all of our resources to developing our initial product candidate. We have incurred significant operating losses to date. We expect that our operating expenses will increase significantly as we advance our current and future product candidates through preclinical, nonclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect, and enforce our intellectual property portfolio; and hire additional personnel. In addition, we expect to incur additional costs associated with operating as a public company.

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $7.7 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $56.4 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our IPO. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2022, we completed our IPO, with net proceeds of $60.9 million. As of March 31, 2022, we had cash, cash equivalents and investments of $118.4 million. We believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

On April 8, 2022, in connection with our IPO, the underwriters exercised an option to purchase an additional 690,000 shares at a public offering price of $15.00 per share, resulting in additional gross proceeds to the Company of $10.4 million, or net proceeds of approximately $9.6 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in the IPO increased to 5,290,000 shares with total gross proceeds of $79.4 million. The Company received proceeds of approximately $70.5 million, net of underwriting discounts, commissions and offering expenses.

Our ability to generate product revenue will depend on the successful development, regulatory approval and eventual commercialization of one or more of our product candidates. Until such time as we can generate revenue from our product sales, if ever, we expect to finance our operations through private or public equity or debt financings, collaborative or other arrangements with corporate sources, non-dilutive financing, or through other sources of financing. Adequate funding may not be available to us on acceptable terms, or at all. If we fail to raise capital or enter into such agreements as and when needed, we may have to significantly delay, scale back, or discontinue the development and commercialization of our product candidates.

We plan to continue to use third-party service providers, including outside research laboratories, clinical research organizations, or CROs, and contract manufacturing organizations, or CMOs, to carry out our preclinical, nonclinical, and clinical development, and to manufacture and supply the materials to be used during the development and commercialization of our product candidates. We do not currently have a sales force. If epetraborole is approved for the treatment of NTM lung disease, we intend to hire and deploy a specialty sales force, which will increase our operating costs.

Components of Our Operating Results

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our initial product candidate. These expenses include fees incurred under arrangements with third parties, including CROs, CMOs, preclinical and nonclinical testing organizations, and academic and non-profit institutions. Research and development expenses also include consulting fees, license fees, payroll, and personnel-related expenses, including salaries and bonuses, payroll taxes, employee benefit costs, and non-cash stock-based compensation for our research and development employees. We expense both internal and external research and development expenses as they are incurred.

Costs are not tracked on a project-by-project basis, because substantially all of our research and development resources to date are focused primarily on our lead drug product candidate, epetraborole. Our research and development costs include internal costs, such as payroll and other personnel expenses, and external costs, such as license payments and fees paid to third parties to conduct research and development activities on our behalf.

We expect our research and development expenses to increase substantially in the future, as we advance epetraborole and any future products into and through additional clinical trials and pursue regulatory approval. The process of conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming. Clinical studies generally become larger and more costly to conduct as they advance into later stages and we are required to make estimates for expense accruals related to clinical study expenses, which involve a degree of estimation. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those set forth in the section of this Form 10-Q titled “Risk Factors.” At this time, we cannot reasonably estimate the nature, timing, or costs required to complete the remaining development of our current or any future product candidates. As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and personnel-related expenses, including salaries and bonuses, payroll taxes, employee benefit costs, and non-cash stock-based compensation. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, and professional service fees for auditing, tax, and general legal services. We expect our general and administrative expenses to continue to increase in the future as we increase our headcount, expand our operating activities, prepare for potential commercialization of our current and future product candidates, and support our operations as a public company, including increased expenses related to legal, accounting, regulatory, and tax-related services associated with maintaining compliance with requirements of Nasdaq Stock Market LLC and the SEC, directors and officers liability insurance premiums and investor relations activities.

Interest Income

Interest income consists of interest income and investment income earned on our cash, cash equivalents and investments.

Other Expense

Other expense consists of expense associated with foreign currency fluctuations.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the significant components of our results of operations:

	Three Months
	Ended March 31,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$5,633	$1,649	$3,984	242%
General and administrative	2,050	401	1,649	411%
Total operating expenses	7,683	2,050	5,633	275%
Loss from operations	(7,683)	(2,050)	(5,633)	275%
Interest income	27	2	25	*
Other income (expense)	1	—	1	*
Net loss	$(7,655)	$(2,048)	$(5,607)	274%
*Change not meaningful

Research and Development Expenses

Research and development expenses were $5.6 million for the three months ended March 31, 2022 compared to $1.6 million for the three months ended March 31, 2021. The increase of $4.0 million was primarily due to increases in personnel-related expenses and expenses related to outside services, consultants, clinical trials and manufacturing. Personnel-related costs increased by $1.2 million, as a direct result of our increased research and development headcount. Costs related to clinical trials and services increased by $2.3 million and costs related to chemical manufacturing increased by $0.3 million, offset by decreases in toxicology and research study costs of $0.2 million. Outside services and consultants increased by $0.3 million for clinical trial activities, preclinical testing and manufacturing. Facility-related expenses, including rent, utilities and information technology expenses, increased by $0.1 million to support our increased headcount.

The following table shows our research and development expenses by type of activity:

	Three Months
	Ended March 31,
	2022	2021	Change
	(in thousands)
Clinical, nonclinical and preclinical expenses	$4,019	$1,107	$2,912
Chemistry Manufacturing and Controls (CMC) expenses	841	440	401
Regulatory and other expenses	773	102	671
Total research and development expenses	$5,633	$1,649	$3,984

General and Administrative Expenses

General and administrative expenses were $2.1 million for the three months ended March 31, 2022 compared to $0.4 million for the three months ended March 31, 2021. The increase of $1.7 million was primarily attributable to a $0.8 million increase in personnel-related costs as we expanded our headcount, a $0.5 million increase in legal, accounting and tax costs and a $0.3 million increase in outside services for professional services to support our ongoing operations. Facility-related expenses, including rent, utilities and information technology expenses, increased by $0.1 million to support our increased headcount.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2022, we have funded our operations through our IPO and private placements of our redeemable convertible preferred stock and have raised net cash proceeds of $60.9 million and $91.6 million from our IPO and the issuance of our redeemable convertible preferred stock, respectively. Key financing milestones include:

•
In November 2019, we raised net cash proceeds of $8.1 million from issuance of our Series A redeemable convertible preferred stock.
•
In January and March 2020, we raised net cash proceeds of $0.2 million from issuance of our Series A redeemable convertible preferred stock.
•
In October 2020, we raised net cash proceeds of $3.6 million from additional issuances of our Series A redeemable convertible preferred stock.
•
In March 2021, we raised net cash proceeds of $79.7 million from issuance of our Series B redeemable convertible preferred stock
•
In March 2022, we raised net cash proceeds of $60.9 million from our IPO.

Future Funding Requirements

We have incurred net losses since our inception. For the three months ended March 31, 2022 and 2021, we had net losses of $7.7 million and $2.0 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2022, we had an accumulated deficit of $56.4 million. As of March 31, 2022, we had cash, cash equivalents and investments of $118.4 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval for and commercialize any of our current and future product candidates and we do not know when, or if, those events will occur. Historically, we have incurred operating losses and negative cash flows as a result of ongoing efforts to develop our lead drug product candidate, epetraborole, including conducting ongoing preclinical and nonclinical studies, clinical trials, clinical trial materials manufacturing, and providing general and administrative support for these operations. We expect our negative cash flows to increase significantly over the next several years as we advance epetraborole and any future product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations, as we do not expect positive cash flows from operations in the foreseeable future.

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, if ever, we expect to finance our future cash needs through public or private equity offerings or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

•
the scope, timing, rate of progress, results, and costs of our preclinical and nonclinical development activities and clinical trials for our current and future product candidates;
•
the timing of, and the costs involved in, obtaining regulatory approvals for our drug product candidates;
•
the scope and costs of development and commercial manufacturing activities;
•
the number and characteristics of any additional product candidates we develop or acquire;
•
the cost of manufacturing our product candidates that we successfully commercialize;
•
the cost of building a specialty sales force in anticipation of product commercialization;
•
the cost of commercialization activities, including building a commercial infrastructure, marketing, sales, and distribution costs;
•
our ability to maintain existing, and establish new strategic collaborations, licensing, or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty, or other payments due under any such agreement;
•
any product liability or other lawsuits related to our products;
•
the expenses needed to attract, hire, and retain skilled personnel;
•
our implementation of operational, financial, and management systems;
•
the ongoing costs associated with being a public company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing our intellectual property portfolio; and
•
the timing, receipt, and amount of sales of any future approved products, if any.

A change in the outcome of any of these or other variables with respect to the development of any of our current and future product candidates could significantly change the costs and timing associated with the development of that product candidate. Furthermore, our operating plans may change in the future, and we will continue to require additional capital to meet operational needs and capital requirements associated with such operating plans. Any future debt financing into which we enter may impose upon us additional covenants that restrict our operations, including limitation on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments or engage in certain merger, consolidation or asset sale transactions. Any debt financing or additional equity that we raise may contain terms that are not favorable to us or our stockholders.

Adequate funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials or we may also be required to terminate rights to our current and future product candidates. If we are required to enter into collaborations and other arrangements to supplement our funds, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially affect our business and financial condition.

See the section of this Form 10-Q titled “Risk Factors” for additional risks associated with our substantial capital requirements.

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Three Months
	Ended March 31,
	2022	2021
	(in thousands)
Cash used in operating activities	$(6,742)	$(1,543)
Cash provided by investing activities	13,977	—
Cash provided by financing activities	63,187	79,744
Net increase in cash	$70,422	$78,201

Cash Used in Operating Activities

Net cash used in operating activities was $6.7 million for the three months ended March 31, 2022, which consisted of a net loss of $7.7 million, due to the use of funds in our operations to develop our initial drug product candidate, partially offset by a net increase of $0.5 million in our net operating assets and liabilities and $0.5 million in non-cash charges. The net increase in our operating assets and liabilities was primarily due to an increase of $1.0 million in accounts payable, accrued compensation and accrued liabilities due to an increase in accrued research and development expenses, partially offset by an increase of $0.5 million in prepaid expenses and other current assets. The non-cash charges consisted of stock-based compensation expense of $0.5 million.

Net cash used in operating activities was $1.5 million for the three months ended March 31, 2021, which consisted of a net loss of $2.0 million, due to the use of funds in our operations to develop our initial drug product candidate, partially offset by a net increase of $0.5 million in our net operating assets and liabilities. The net increase in our operating assets and liabilities was primarily due to an increase of $0.4 million in accounts payable, accrued compensation and accrued liabilities due to an increase in accrued research and development expenses, and a decrease of $0.1 million in prepaid expenses and other current assets.

Cash Provided by Investing Activities

Net cash provided by investing activities was $14.0 million for the three months ended March 31, 2022, which primarily consisted of $15.0 million in proceeds from the maturity of investments, partially offset by $1.0 million in purchases of investments.

There was no cash impact from investment activities for the three months ending March 31, 2021.

Cash Provided by Financing Activities

Net cash provided by financing activities was $63.2 million for the three months ended March 31, 2022, which primarily consisted of net proceeds from issuance of common stock upon our IPO, net of underwriters' commission, of $64.2 million, partially offset by payment of issuance costs of $1.0 million in connection with our IPO.

Net cash provided by financing activities was $79.7 million for the three months ended March 31, 2021, which primarily consisted of net proceeds from the closing of our Series B redeemable convertible preferred stock financing.

Contractual Obligations and Commitments

In November 2019, we entered into an exclusive worldwide license agreement with Anacor for certain compounds and other intellectual property controlled by Anacor for the treatment, diagnosis, or prevention of disease. In exchange for the worldwide, sublicensable, exclusive right and licenses to develop, manufacture, and commercialize the specified compounds, we paid Anacor a $2.0 million upfront payment in November 2019 and issued Anacor 1,097,352 shares of Series A Preferred Stock in November 2019, and an additional 265,147 shares in October 2020 in conjunction with the first and second closings of our Series A redeemable convertible preferred stock financing, respectively. For financial reporting purposes, the fair market value of the 1,362,499 shares of Series A redeemable convertible preferred stock issued to Anacor, pursuant to our license agreement with Anacor, was $2.46 per share, for a total fair market value of approximately $3.4 million. By comparison, the issuance price for the remaining 4,713,697 shares of Series A redeemable convertible preferred stock that we issued and sold from November 2019 through December 2020 was $2.55 per share, for an aggregate purchase price of approximately $12.0 million. We agreed to make further payments to Anacor upon achievement of various development milestones for an aggregate maximum payment of $2.0 million, various commercial and sales threshold milestones for an aggregate maximum payment of $125.0 million, and up to 50% of royalties received under certain sublicensing arrangements. Royalties are subject to certain customary reductions, including lack of patent coverage and generic product entry. We also agreed to pay Anacor sales royalties as a percentage of net sales ranging from single to mid-teens.

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and nonclinical studies and clinical trials, manufacture and supply of our preclinical, nonclinical and clinical trial materials, and other services and products used for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Critical Accounting Policies, Significant Judgements, and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgements about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgements and estimates. While our significant accounting policies are described in more detail in Part I, Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our financial statements appearing elsewhere in this Form 10-Q, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Accrued Research and Development

We have entered into various agreements with CMOs and CROs. Our research and development accruals are estimated based on the level of services performed, progress of the studies, including the receipt of deliverables or completion of agreed-upon events, and contracted costs. The estimated costs of research and development services provided, but not yet invoiced, are included in accrued liabilities on the condensed balance sheets. If the actual timing of the performance of services or the level of effort varies from the original estimates, we will adjust the accrual accordingly. Payments made to CMOs and CROs under these arrangements in advance of the performance of the related services are recorded as prepaid expenses until the services are rendered. To date, our estimated accruals have not differed materially from the actual costs.

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, which include stock options. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. We account for forfeitures as they occur. In determining fair value of the stock options granted, we use the Black–Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate, and expected dividends. See Note 10 to our audited financial statements included elsewhere in this Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the three months ended March 31, 2022 and 2021. Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized; and the resulting change in fair value, if any, is recognized in our statement of operations and comprehensive loss during the period the related services are rendered. These inputs are subjective and generally require significant analysis and judgment to develop.

•
Fair Value of Common Stock—See the subsection titled “Common Stock Valuations” below.
•
Expected Term—The expected term is calculated using the simplified method which is used when there is insufficient historical data about exercise patterns and post-vesting employment termination behavior. The simplified method is based on the vesting period and the contractual term for each grant, or for each vesting-tranche for awards with graded vesting. The mid-point between the vesting date and the maximum contractual expiration date is used as the expected term under this method. For awards with multiple vesting-tranches, the times from grant until the mid-points for each of the tranches may be averaged to provide an overall expected term.
•
Expected Volatility—We use an average historical stock price volatility of a peer group of comparable publicly traded companies in biotechnology and pharmaceutical-related industries to be representative of our expected future stock price volatility, as we do not have any trading history for our common stock. For purposes of identifying these peer companies, we consider the industry, therapeutic area, stage of development, size and financial leverage of potential comparable companies. For each grant, we measure historical volatility over a period equivalent to the expected term.
•
Risk-Free Interest Rate—The risk-free interest rate is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equivalent to the expected term of the stock award.
•
Expected Dividend Rate—We have not paid and do not anticipate paying any dividends in the near future. Accordingly, we estimate the dividend yield to be zero.

For the three months ended March 31, 2022 and 2021, there was an insignificant amount of cash received upon exercise of stock options.

Common Stock Valuations

The estimated fair value of the common stock underlying our stock options was determined at each grant date by our board of directors, with input from management. All options to purchase shares of our common stock are intended to be exercisable at a price per share not less than the per-share fair value of our common stock underlying those options on the date of grant.

Prior to our IPO, in the absence of a public trading market for our common stock, on each grant date, we developed an estimate of the fair value of our common stock based on the information known to us on the date of grant, upon a review of any recent events and their potential impact on the estimated fair value per share of the common stock, and valuations from an independent third-party valuation firm.

The valuations of our common stock were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid.

The assumptions used to determine the estimated fair value of our common stock are based on numerous objective and subjective factors, combined with management judgment, including:

•
external market conditions affecting the pharmaceutical and biotechnology industry and trends within the industry;
•
our stage of development and business strategy;
•
the rights, preferences and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•
the prices at which we sold shares of our redeemable convertible preferred stock;
•
our financial condition and operating results, including our levels of available capital resources;
•
equity market conditions affecting comparable public companies; and
•
general U.S. market conditions and the lack of marketability of our common stock.

The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, we considered the following methods:

•
Option Pricing Method. Under the option pricing method, or OPM method, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.
•
Current Value Method. Under the current value method, or CVM method, the Company’s current value is allocated among various equity holders based on liquidation preferences and other rights under the assumption that all capital owners act to maximize their financial return.
•
Probability-Weighted Expected Return Method. The probability-weighted expected return method, or PWERM method, is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.
•
Hybrid Method. Under the Hybrid Method the Company’s current value is estimated based on a combination of the OPM, PWERM, and CVM methods, whereby each valuation method is applied to a different scenario. The different scenarios are then weighted based on their probable outcomes.

As we had recent arms-length financing transactions of our Series A and Series B redeemable convertible preferred stock, we determined that the subject company transaction method under the market approach was the most appropriate method for determining enterprise value through September 30, 2021. The subject company transaction method consists of examining prior arms-length transactions of the subject company and implies a total value of the enterprise based on the price paid in the recent transaction. In using the subject company transaction method, we took into account the total consideration paid for the most recent round of financing and the rights and preferences of the stockholders of the various classes of equity outstanding. In addition, the method for inferring the equity value implied by a recent financing transaction involved making assumptions for the expected time to liquidity, volatility, and risk-free rate.

Through September 30, 2021, based on our early stage of development and other relevant factors, we determined that the OPM method was the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock.

Subsequent to September 30, 2021 and through March 23, 2022, prior to the availability of a market price for our common stock on the Nasdaq Global Select Market, we used the Hybrid Method to determine our enterprise value. We took into account our estimated equity value of our anticipated IPO, the estimated present value of the assumed IPO price per share, the estimated time to IPO and a discount for lack of marketability. We also factored in the non-IPO Scenario, assumed that we will stay private and used a hybrid backsolve method to conclude our equity value based on our most recent arms-length financing transaction, adjusted for market trends. The non-IPO Scenario also involved making assumptions for the expected time to liquidity, volatility, and risk-free rate.

Subsequent to September 30, 2021 and through March 24, 2022, we determined that the Hybrid Method was also the most appropriate method for allocating our enterprise value to determine the estimated fair value of our common stock. The OPM and CVM methods were used based on the future IPO Scenario, equity value and the expected future allocation to the preferred and common stockholders. The CVM and OPM methods were combined and weighted to reflect our estimation of the occurrence of each scenario.

In determining the estimated fair value of our common stock, our board of directors also considered the fact that our stockholders could not freely trade our common stock in the public markets. Accordingly, we applied discounts to reflect the lack of marketability of our common stock based on the weighted-average expected time to liquidity. The estimated fair value of our common stock at each grant date reflected a non-marketability discount partially based on the anticipated likelihood and timing of a future liquidity event.

There are significant judgments and estimates inherent in the determination of our enterprise value and the fair value of our common stock, such as those regarding our discount rates, the selection of comparable companies, and the probability of possible future events. Such estimates involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation could be materially different. Changes in judgements could have a material impact on our results of operation. Following the completion of the IPO, the fair value of our common stock will be based on the closing quoted market price of our common stock on the date of grant.

On March 24, 2022, SEC declared effective the registration statement on Form S-1 (File No. 333-263295) relating to the registration of common stock to be issued in our IPO. All, and subsequent grants of equity following the IPO will be made at the closing price on the Nasdaq Global Select Market on the date of grant under the symbol “ANTX.”

Redeemable Convertible Preferred Stock

We recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock was recorded outside of permanent equity because while it is not mandatorily redeemable, in certain events considered not solely within our control, such as a merger, acquisition, or sale of all or substantially all of our assets (each, a deemed liquidation event), the redeemable convertible preferred stock would have become redeemable at the option of the holders of at least a majority of the then outstanding such shares. In addition, shares of preferred stock must be redeemed by the Company at a price of $2.55 and $15.00 per share for Series A and Series B redeemable convertible stock, respectively, plus any accrued dividends (whether or not declared) in three annual installments on or after the seventh anniversary of the Series B original issue date (on or after March 5, 2028) upon a written request by at least two-thirds of the holders of the Series A and Series B redeemable convertible preferred stock, voting together as a single class. During the three months ended March 31, 2022 and 2021, we have accreted $1.8 million and $0.8 million, respectively, to the redemption value of the redeemable convertible preferred stock representing cumulative dividends. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of March 31, 2022.

Indemnification Agreements

We enter into standard indemnification arrangements in the ordinary course of business. Pursuant to these arrangements, we indemnify, hold harmless and agree to reimburse the indemnified parties for losses suffered or incurred by the indemnified party, including in connection with any trade secret, copyright, patent, or other intellectual property infringement claim by any third party with respect to its technology. The term of these indemnification agreements is generally perpetual any time after the execution of the agreement. The maximum potential amount of future payments we could be required to make under these arrangements is not determinable. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the fair value of these agreements is minimal.

We have also agreed to indemnify our directors and officers for certain events or occurrences while the director or officer is, or was serving, at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the director’s or officer’s service. The maximum potential amount of future payments we could be required to make under these indemnification agreements is not specified in the agreements; however, we have director and officer insurance coverage that reduces our exposure and enables us to recover a portion of any future amounts paid.

JOBS Act Accounting Election

The JOBS Act permits an “emerging growth company” or “EGC” such as us to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that we (i) are no longer an EGC or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, the information we provide may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

In addition, we intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act.

We will remain an EGC until the earliest to occur of: (1) the last day of our first fiscal year in which we have total annual revenues of more than $1.07 billion; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three- year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $118.4 million as of March 31, 2022, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash, cash equivalents, and investments in accordance with our board-approved investment charter.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not believe that inflation, interest rate changes, or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Foreign Currency Risk

A portion of our expenses are denominated in foreign currencies, most notably the Australian Dollar. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. The Company was not exposed to material foreign currency risk during the quarter ended March 31, 2022.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and in the future our clinical trial and non-clinical study costs. We believe that inflation has not had a material effect on our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure of Controls and Procedures

Our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our CEO and CFO have concluded that as of March 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due the material weakness in internal control over financial reporting previously disclosed in the prospectus dated March 24, 2022 and included below.

Notwithstanding the identified material weaknesses, management, including our CEO and CFO, have determined, based on the procedures we have performed, that the condensed financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at March 31, 2022 and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

In connection with the audit of our financial statements for the fiscal years ended December 31, 2020 and December 31, 2021, during the course of preparing for our IPO, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis.

Prior to the completion of our IPO, we were a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses.
•
We did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we did not design and maintain controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.
•
We did not design and maintain effective controls related to the accounting for certain non-routine or complex transactions, including the proper application of U.S. GAAP to such transactions.

The above material weaknesses did not result in adjustments to the financial statements for any of the periods presented. These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•
We did not design and maintain effective controls over information technology, or IT, general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in adjustments to the financial statements. However, the IT deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined the IT deficiencies in the aggregate constitute a material weakness.

Remediation Plan

The Company is committed to remediating the material weakness to our internal control over financial reporting. We are in the process of implementing measures designed to improve our internal control over financial reporting to remediate these material weaknesses, including (i) the ongoing hiring of additional accounting personnel; (ii) initiating design and implementation of our financial control environment, including the establishment of formal accounting policies and procedures, financial reporting controls and controls to account for and disclose complex transactions; and (iii) initiating and designing IT controls to insure appropriate and restricted access to our accounting applications, programs, and data.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Part I, Note 7—Commitments and Contingencies, Contingencies is incorporated herein by reference.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. Before you invest in our common stock, you should carefully consider the risks described below together with all of the other information contained in this Form 10-Q, including our unaudited condensed financial statements and the related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations, and growth prospects. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, financial condition, results of operations, and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations.

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

▪
We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
▪
We require substantial additional funding to meet our financial needs and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce, or altogether cease our current and future product development programs or future commercialization efforts.
▪
We depend to a large degree on the success of epetraborole, which is in clinical development, but for which we have not yet initiated a planned Phase 2/3 pivotal clinical trial. If we do not obtain regulatory approval for and successfully commercialize epetraborole or any of our future product candidates, or if we experience significant delays in doing so, we may never become profitable.
▪
If clinical trials of epetraborole or any future product candidate that we may advance to clinical trials fail to demonstrate safety, tolerability, and/or efficacy to the satisfaction of the FDA, the European Medicines Agency, or EMA, the PMDA, the Therapeutic Goods Administration in Australia, or TGA, or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of epetraborole or any future product candidate.
▪
If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.
▪
We rely on single-sourced third parties to conduct the preclinical and nonclinical studies, clinical trials, and manufacture of our clinical trial material for epetraborole and our future product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies, trials, and manufacturing services or failing to comply with applicable regulatory requirements.
▪
Even if epetraborole or any of our future product candidates receives marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success. If we are unable to establish sales, marketing, and distribution capabilities for epetraborole or our future product candidates, or enter into sales, marketing, and distribution agreements with third parties, we may not be successful in commercializing our product candidates, if and when they are approved.

▪
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
▪
We operate with a small team and our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.
▪
We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
▪
Our rights to develop and commercialize our technology, epetraborole, and our other future product candidates are subject, in large part, to the terms and conditions of licenses granted to us by others, including Anacor. If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products, technology, or data from third parties, we could lose such rights that are important to our business.
▪
If we are unable to obtain and maintain patent and other intellectual property protection for our technology, or for epetraborole or our future product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.
▪
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize epetraborole or our future product candidates, and our ability to generate revenue will be materially impaired.
▪
Future legislation, and/or regulations and policies adopted by the FDA, the EMA, or comparable regulatory authorities, may increase the time and cost required for us to conduct and complete clinical trials of epetraborole or other future product candidates.
▪
The trading price of our common stock may be volatile, and you could lose all or part of your investment.

Risks Related to Our Financial Position and Capital Needs

We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2017. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Our initial product candidate, epetraborole, is currently in clinical development. Our net loss was $7.7 million and $2.0 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $56.4 million. We have funded our operations to date primarily with proceeds from our IPO and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We are still in the early stages of development of epetraborole, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

▪
continue our ongoing and planned preclinical, nonclinical, and clinical development of epetraborole;
▪
initiate preclinical and nonclinical studies and clinical trials for product candidates that we may pursue in the future;

▪
seek to discover and develop future product candidates;
▪
seek regulatory approvals for epetraborole and any of our future product candidates that successfully complete clinical trials;
▪
ultimately establish sales, marketing, and distribution infrastructure and scale up external manufacturing capabilities as we move into later-stage clinical trials and look to commercialize any product candidate for which we may obtain regulatory approval and intend to commercialize on our own;
▪
maintain, expand, and protect our intellectual property portfolio;
▪
hire additional clinical, scientific, chemistry, manufacturing, and controls personnel;
▪
add operational, financial, and management, and compliance information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
▪
incur additional legal, accounting, information systems, and other expenses associated with operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical and nonclinical studies and clinical trials of epetraborole and any future product candidates, obtaining regulatory approval, manufacturing, marketing, and selling any products for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If we are required by regulatory authorities to perform studies in addition to those currently expected, or if there are any delays in the initiation and completion of our clinical trials or the development of epetraborole and any of our future product candidates, our expenses could increase.

Even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would depress the value of our common stock and could impair our ability to raise capital, expand our business, maintain our research and development efforts, or continue our operations. A decline in the value of our common stock could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We commenced active operations in November 2019, and our operations to date have been largely focused on raising capital, developing epetraborole, broadening our expertise in the development of epetraborole, undertaking preclinical and nonclinical studies, manufacturing clinical trial material, preparing for and initiating clinical trials, and general and administrative operations. As a company, we have not yet demonstrated an ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a commercial product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

We may encounter unforeseen expenses, difficulties, complications, delays, and other known or unknown factors in achieving our business objectives. We will need to transition successfully at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We require substantial additional funding to meet our financial needs and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce, or altogether cease our current and future product development programs or future commercialization efforts.

We believe that the net proceeds from the IPO, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 24 months. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•
the timing, progress, and results of our ongoing and future clinical trials of epetraborole;
•
the costs, timing, and outcome of regulatory review of epetraborole and any of our future product candidates;
•
the scope, progress, results, and costs of identifying, obtaining, and conducting preclinical development, laboratory testing, and clinical trials of future product candidates that we may pursue;
•
the cost and timetable of manufacturing processes for development, clinical trials, and potential commercial use;
•
the number and development requirements of future product candidates that we may pursue;
•
the amount of funding that we receive under our non-dilutive funding opportunities, including government awards and government awards that we may apply for;
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for epetraborole or any future product candidates that receive marketing approval;
•
the pricing and revenue, if any, received from commercial sales of epetraborole or any future product candidates that receive marketing approval;
•
the costs and timing of preparing, filing, and prosecuting patent applications, maintaining, and enforcing our intellectual property rights, and defending any intellectual property-related claims;
•
the costs of operating as a public company; and
•
the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive, and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, epetraborole and any of our future product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations, or require us to relinquish rights to our technologies or to epetraborole or any of our future product candidates.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our cash needs through a combination of equity offerings and debt financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, or declaring dividends.

If we raise additional funds through collaborations, strategic alliances, or marketing, distribution, or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs, or epetraborole or any future product candidates, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce, or terminate our development of epetraborole or any future product candidate or future commercialization efforts or grant rights to a third party to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We have a contractual commitment to develop epetraborole for global health initiatives, which may affect our ability to develop and commercialize epetraborole in certain countries and may impact our intellectual property rights. Our strategy for our global health initiatives depends on receiving non-dilutive funding, and we as a company have limited experience with this strategy.

Under our Global Health Agreement with Adjuvant, we have a contractual commitment to use reasonably diligent endeavors to develop epetraborole and any other mutually agreed-upon products for melioidosis, tuberculosis, and other indications for at-risk developing countries at accessible pricing and at reasonable volume, including selling epetraborole and any other mutually agreed-upon products in certain target countries at or slightly above the cost of sales, so long as we do not sell products at a loss. Under the Global Health Agreement, we made certain commitments to develop epetraborole and any other mutually agreed-upon products and to pursue regulatory strategies and product registrations. If we do not maintain compliance with these and other program-related global access commitments under the Global Health Agreement, Adjuvant may be entitled to repayment for any portion of its investment that is not used for the purposes outlined in the Global Health Agreement. Our obligations under the Global Health Agreement may affect our ability to commercialize epetraborole in certain countries.

Our strategy for developing epetraborole for global health initiatives depends on receiving non-dilutive funding from sources such as public and private agencies and foundations. We as a company have limited experience with non-dilutive funding, and we may not be able to obtain non-dilutive funding to support our needs. For example, we cannot be certain that there will be grants or funding sources available to support our development efforts, that our grant applications and funding proposals will be successful, or that we will be able to continue satisfying the award criteria of any grants or funding proposals awarded to us. If we fail to receive non-dilutive funding, progress in our global health initiatives may be impaired or delayed.

Risks Related to the Development of Our Current and Future Product Candidates

We depend to a large degree on the success of epetraborole, which is in clinical development, but for which we have not yet initiated a planned Phase 2/3 pivotal clinical trial. If we do not obtain regulatory approval for and successfully commercialize epetraborole or any of our future product candidates, or if we experience significant delays in doing so, we may never become profitable.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources on the development of our initial product candidate, epetraborole, as a treatment for serious infections caused by NTM lung disease resulting from MAC bacteria. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of epetraborole. As a result, our business currently depends heavily on the successful development, regulatory approval, and, if approved, commercialization of epetraborole or any of our future product candidates. We cannot be certain that any product candidates will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of epetraborole or any of our future product candidates are, and will remain, subject to comprehensive regulation by the FDA, the EMA, the PMDA, the TGA, and other comparable foreign regulatory authorities. To date, we have only completed one clinical trial, a Phase 1b dose-ranging study of epetraborole in Australia, and have commenced enrollment in a Phase 1 renal impairment study of epetraborole, in the United States. Before obtaining regulatory approvals for the commercial sale of epetraborole and any future product candidates, we must demonstrate through preclinical and nonclinical studies and clinical trials that the product candidate is safe and effective for use in the target indication. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage during our nonclinical studies, clinical trials, or drug product manufacturing process. These delays could be caused by a variety of factors, including but not limited to, toxicity, safety, tolerability, efficacy, drug product availability, stability, and impurity issues related to drug product manufacturing. Failure to obtain regulatory approval for epetraborole and our future product candidates in the United States or other territories will prevent us from commercializing and marketing such product candidates. The success of epetraborole and our future product candidates will depend on several additional factors, including:

•
successful completion of preclinical and nonclinical studies and requisite clinical trials;
•
performing preclinical studies and clinical trials in compliance with the FDA, EMA, PMDA, or any comparable regulatory authority requirements;
•
receipt of marketing approvals from applicable regulatory authorities;
•
the ability to manufacture sufficient quantity of product for development, clinical trials, or potential commercialization;
•
obtaining marketing approvals with labeling for sufficiently broad patient populations and indications, without unduly restrictive distribution limitations or safety warnings, such as black box warnings or a Risk Evaluation and Mitigation Strategies, or REMS, program;
•
obtaining and maintaining patent, trademark, and trade secret protection, and regulatory exclusivity for epetraborole and any future product candidates;
•
making and retaining sufficient and reliable arrangements with third parties for manufacturing capabilities;
•
launching commercial sales of products, if and when approved;
•
acceptance of our therapies, if and when approved, by physicians, patients, and third-party payors;
•
competing effectively with other therapies;
•
obtaining and maintaining healthcare coverage and adequate reimbursement from third-party payors;
•
maintaining, protecting, and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets, and know-how;
•
avoiding and defending against third-party infringement, misappropriation or other violation of intellectual property claims;
•
maintaining a continued acceptable safety and tolerability profile of our drugs following approval; and
•
approval of our future INDs.

If we do not achieve these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize epetraborole or any of our future product candidates, which would harm our business.

We may not be successful in our efforts to build a pipeline of product candidates.

A key element of our strategy is to develop our AN2 drug discovery platform, build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of serious infections (including different forms of NTM lung disease). We may not be able to develop product candidates that are safe and effective. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, as a result of significant safety, tolerability, and other negative characteristics or limitations that may prevent successful marketing approval or limit market acceptance or reimbursements from third-party payors. If we do not successfully develop and commercialize epetraborole and/or any future product candidates, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect the trading price of our common stock.

Success in preclinical or nonclinical studies or initial clinical trials may not be indicative of results in future clinical trials. To support our clinical development strategy for epetraborole, we are relying, in part, on clinical data from prior clinical trials conducted by Anacor and GlaxoSmithKline plc, or GSK, which were not conducted in patients with NTM. Differences with these prior clinical trials evaluating epetraborole will limit our use of prior clinical data for epetraborole and our ability to support our proposed clinical trial plan for epetraborole with the FDA.

Success in preclinical or nonclinical studies or initial clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the safety, tolerability, and efficacy of a product candidate. These clinical trials were not conducted in patients with NTM lung disease nor were they conducted over durations greater than 14 days, shorter than the typical treatment of patients with NTM lung disease. Epetraborole and our future product candidates may fail to show the desired safety, tolerability, and efficacy in clinical development despite promising results in preclinical studies or having successfully advanced through initial clinical trials in healthy volunteers. For instance, with respect to epetraborole, we cannot guarantee that the dose regimen used in our planned Phase 2/3 pivotal clinical trial will be safe, tolerable, or effective. We cannot guarantee that the dose selection approach—including input from preclinical infection models, preclinical mitigation of resistance development through use of combination antibiotic regimens, pharmacokinetic and pharmacodynamic modeling, data from chronic toxicology studies, plus pharmacokinetic and safety data from our Phase 1b dose-ranging study in healthy volunteers—will be validated in our planned Phase 2/3 pivotal clinical trial in patients with treatment-refractory MAC lung disease. The dosage regimen to be used in the planned single Phase 2/3 pivotal clinical trial will be the first evaluation of epetraborole in patients with MAC lung disease and specifically in treatment-refractory patients.

In addition, safety, tolerability, and pharmacokinetic observations of epetraborole, used as monotherapy, in previous clinical trials conducted by Anacor and GSK, including penetration into alveolar (lung) macrophages and the long-term effects on red blood cell-related hematological parameters, such as hemoglobin and reticulocytes, may not be predictive of safety or efficacy results in our Phase 1b study or our planned Phase 2/3 pivotal clinical trial. There are significant differences in the epetraborole Phase 1 clinical trial conducted by Anacor and the five Phase 1 clinical trials and two Phase 2 clinical trials conducted by GSK compared to the clinical trial design of our planned Phase 2/3 pivotal clinical trial. Other differences with these prior clinical trials, including differences in patient population, targeted indication, drug product formulation, and trial design, will limit our use of prior clinical data for epetraborole and our ability to support our proposed clinical trial plan for epetraborole with the FDA.

We plan to conduct a single Phase 2/3 pivotal clinical trial as the basis for submission to the FDA for product approval of epetraborole, and there can be no assurance that the single study will be sufficient for product approval.

The FDA generally requires two well-controlled Phase 3 clinical trials for product approval. However, in some cases the FDA has not required two Phase 3 clinical trials for product approval. For example, amikacin liposome inhalation suspension, marketed by Insmed Incorporated as Arikayce, was approved to treat treatment-refractory NTM lung disease caused by MAC on the basis of a single Phase 3 clinical trial. We plan to conduct a single Phase 2/3 pivotal clinical trial to support approval of epetraborole in MAC, but there can be no assurance that the FDA will not require additional clinical trials for approval of epetraborole.

We expect to receive additional feedback from the FDA on our proposed design for our planned Phase 2/3 pivotal clinical trial, including feedback based on final tolerability and pharmacokinetics data from our completed Phase 1b dose-ranging study; tolerability and pharmacokinetics data from our Phase 1 renal impairment study; and efficacy, tolerability and pharmacokinetics data from the Phase 2 portion of our planned Phase 2/3 pivotal clinical trial. The data we have collected and expect to collect in our recently completed Phase 1b dose-ranging study, ongoing Phase 1 renal impairment study, and from the Phase 2 portion of our planned Phase 2/3 pivotal clinical trial may not support continued clinical investigation due to insufficient efficacy results or adverse safety events or may lead to adjustments in trial design, rendering it not feasible to conduct or not acceptable to the FDA or to us, including adjustments to clinical trial endpoints and sample size for the Phase 3 portion of our planned Phase 2/3 pivotal clinical trial. Our current proposed trial design for our planned Phase 2/3 pivotal clinical trial includes a Phase 2 portion that we expect will inform endpoint selection for the Phase 3 portion of the trial and gather data on the treatment effects of epetraborole-containing regimens, if any, which may require increases or other adjustments in the sample size for the Phase 3 portion and which could result in a delay in topline results for the Phase 3 portion of the trial.

The FDA can recommend study design element changes at any time, including, for example, of endpoints, eligibility criteria, or statistical analyses. For example, Arikayce, the only drug currently approved by the FDA for treatment-refractory NTM lung disease caused by MAC, was approved based on the primary endpoint of microbiological culture conversion, whereas we will be required to demonstrate efficacy based on clinical response endpoints. As a company, we have limited experience designing NTM clinical trials and have no experience conducting clinical trials in the United States and may be unable to design and execute a clinical trial to support regulatory approval. In addition, the design and results of a Phase 2/3 pivotal clinical trial may not be sufficient to determine whether the trial results will support approval, since factors such as an insufficient dosage regimen or flaws in the design of a clinical trial may not become apparent until the clinical trial is in progress.

There is a high failure rate for drug and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. For example, a Phase 2 clinical trial conducted by GSK to evaluate epetraborole in patients with complicated urinary tract infections was terminated early due to microbiological findings of resistance to epetraborole, which caused GSK to discontinue its epetraborole development program. In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. Furthermore, the dosing duration for administering epetraborole in humans has been limited to a maximum of 28 days in previous clinical trials, and epetraborole has not yet been studied in patients with NTM lung disease for any dosing duration. We anticipate that the dosing duration for epetraborole in our planned Phase 2/3 pivotal clinical trial will extend to 16 months or longer. The longer dosing duration expected in our Phase 2/3 pivotal clinical trial, as well as the use of epetraborole in patients with NTM lung disease, may increase the risk of hematological abnormalities or the potential for the emergence of new, unknown treatment-emergent adverse events. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations, and prospects.

If clinical trials of epetraborole or any future product candidate that we may advance to clinical trials fail to demonstrate safety, tolerability, and/or efficacy to the satisfaction of the FDA, the EMA, the PMDA, the TGA, or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of epetraborole or any future product candidate.

We may not commercialize, market, promote, or sell any product candidate without obtaining marketing approval from the FDA, the EMA, the PMDA, the TGA, or other comparable regulatory authorities, and we may never receive such approvals. It is impossible to predict when or if epetraborole or any future product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of epetraborole or any future product candidates, we must complete preclinical and nonclinical development and conduct extensive clinical trials to demonstrate the safety, tolerability, and efficacy of such product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical, nonclinical, and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize epetraborole or any of our future product candidates, including, but not limited to:

•
the FDA, the EMA, the PMDA, the TGA, or other comparable regulatory authorities may disagree as to the design or implementation of our clinical trials, which may result in changes to our planned clinical trial design and potential target clinical outcomes, which could otherwise delay or otherwise negatively impact our ability to complete our clinical plans effectively;
•
regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;

•
clinical trials for epetraborole or any of our future product candidates may produce negative or inconclusive results;
•
we may be unable to successfully defeat bacterial resistance mechanisms in our planned epetraborole Phase 2/3 pivotal clinical trial, which may require early termination of the trial or abandonment of our epetraborole program;
•
we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•
the number of patients required for clinical trials of epetraborole and any of our future product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate, or we may fail to recruit suitable patients to participate in a trial;
•
our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•
regulators may issue a clinical hold, or regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•
the cost of clinical trials of epetraborole or any of our future product candidates may be greater than we anticipate;
•
the FDA, the EMA, the PMDA, the TGA, or other comparable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with whom we enter into agreements for clinical and commercial supplies;
•
the supply or quality of epetraborole or any of our future product candidates or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate;
•
epetraborole or our future product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or institutional review boards to suspend or terminate the clinical trials; and
•
the approval policies or regulations of the FDA, the EMA, the PMDA, the TGA, or other comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

If we are required to conduct additional clinical trials (for instance, if regulatory authorities required us to conduct a separate Phase 2 clinical trial prior to the initiation of a Phase 3 clinical trial, rather than the planned registrational Phase 2/3 pivotal clinical trial as designed) or other testing of epetraborole or any of our future product candidates beyond the studies that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of epetraborole or any of our future product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns observed in these trials or tests, we may:

•
be delayed in obtaining marketing approval for our product candidates;
•
not obtain marketing approval at all;
•
obtain approval for indications or patient populations that are not as broad as intended or desired;
•
obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, such as black box warnings or a REMS program;
•
be subject to additional post-marketing testing requirements; or
•
be required to remove the product from the market after obtaining marketing approval.

Our product development costs may also increase if we experience delays in testing or marketing approvals and we may be required to obtain additional funds to complete clinical trials. We do not know whether any of our preclinical and nonclinical studies or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical and nonclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize epetraborole or our future product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize epetraborole or our future product candidates. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of epetraborole or any of our future product candidates.

We cannot predict whether or when bacteria may develop resistance to epetraborole or any of our future product candidates, which could affect the revenue potential of our product candidates.

We are developing epetraborole to treat bacterial infections. The bacteria responsible for these infections evolve quickly and may readily transfer their resistance mechanisms within and between species. Prescription or use of epetraborole or our product candidates, if approved, may depend on the type and rate of resistance of the targeted bacteria. Although we do analyze the potential of epetraborole and any future product candidates to develop resistance and only select those that we believe have low resistance potential, we cannot predict whether or when bacterial resistance to epetraborole or future product candidates may develop should they obtain market approval and be broadly prescribed. For example, clinical resistance to epetraborole as a monotherapy was observed by GSK in its Phase 2 trial for the treatment of complicated urinary tract infection, and we cannot guarantee that clinical resistance will not be observed in any of our future clinical trials with epetraborole. The growth of drug-resistant infections in community settings or in countries with poor public health infrastructures, or the potential use of any product candidates outside of controlled hospital settings, could contribute to the rise of resistance.

Epetraborole or any of our future product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential, or result in significant negative consequences following any potential marketing approval.

Epetraborole is not yet approved by the FDA, the EMA, the PMDA, the TGA, or any other regulatory agency and has not yet been tested extensively in patients. In previous development programs evaluating epetraborole, which largely used higher doses administered intravenously and orally, subjects and patients receiving epetraborole experienced drug-related side effects. For example, the most common drug-related adverse events observed in oral administration of epetraborole in humans were gastrointestinal in nature. Further, in a recently completed 26-week study conducted with epetraborole in rats and in a 39-week study conducted with epetraborole in non-human primates, safety observations of reduced hematocrit, hemoglobin, and other associated red blood cell-related parameters (red cell distribution width, mean corpuscular volume, mean corpuscular hemoglobin concentration, mean corpuscular hemoglobin) levels were observed, which remained below normal during the recovery period of the study while other blood cell parameters returned to normal levels. In a recently completed Fertility and Embryo-Fetal Development study of epetraborole in rats, there were no external fetal malformations or variations, no soft-tissue (visceral or fixed-head) fetal malformations or variations, and no skeletal fetal malformations attributed to administration of epetraborole at any dose level evaluated in the study. There were multiple maternal and fetal adverse events, including reduced mean maternal body weight during gestation, reduced mean fetal weight, increased mean total resorptions per litter and higher mean post-implantation loss at the highest dose level tested, which was 1,000 mg/kg, compared to a control group. Decreased fetal body weights and increased incomplete fetal ossification was observed at all epetraborole dose levels. The significance of these observations in humans is unknown. Based on the observed maternal and fetal adverse events in rats, epetraborole could be harmful to human fetuses when taken during pregnancy.

Amongst the patients enrolled in the first six cohorts of our Phase 1b dose-ranging study of epetraborole in healthy volunteers, the most common treatment emergent adverse events, or TEAEs, were gastrointestinal events, such as nausea, abdominal discomfort and diarrhea, and headache and vascular site access pain. Most TEAEs observed in the Phase 1b dose-ranging study were mild or moderate in severity and no severe or serious TEAEs were observed in the study. Two subjects in the study experienced TEAEs that caused premature discontinuation from epetraborole: one epetraborole subject at the 250 mg q24h dose level had mild aminotransferase increases during a concomitant upper respiratory tract infection and one epetraborole subject at the 1,000 mg q48h dose level had mild nausea. These TEAEs were both considered possibly or probably related to epetraborole. Consistent with observations in chronic toxicology studies in non-human primates and rats, dose-dependent effects on red blood cell-related hematological parameters, such as hemoglobin and reticulocytes, were observed in the Phase 1b dose-ranging study. The observed effects on hematological parameters were mild and most RBC values remained within normal limits with a slight downward trend, and the hematological parameters recovered following completion of dosing of epetraborole. No subjects discontinued

therapy as a result of the hematological effects that were observed. The final cohort of the Phase 1b dose-ranging study recently completed enrollment and therefore safety data for this cohort are not yet available.

Additional adverse events may emerge in any ongoing or subsequent clinical trials and there may be unforeseen serious adverse events or side effects that differ from those seen in studies completed to date. The dosing duration for administering epetraborole in humans has been limited to a maximum of 28 days in previous clinical trials, and epetraborole has not yet been studied in patients with NTM lung disease for any dosing duration. We anticipate that the dosing duration for epetraborole in our planned Phase 2/3 pivotal clinical trial will extend to 16 months or longer. The longer dosing duration expected in our Phase 2/3 pivotal clinical trial, as well as the use of epetraborole in patients with NTM lung disease, may increase the potential for the emergence of new, unknown treatment-emergent adverse events. Often, it is not possible to determine whether or not a product candidate being studied caused side effects. Our current and planned clinical trials are designed to evaluate both the efficacy and safety of epetraborole. Consistent with all clinical trials, we will monitor the safety of our patients throughout our planned Phase 2/3 pivotal clinical trial. In addition, we plan to include an independent Safety Data Monitoring Committee (SDMC) to review safety as we increase dosing durations to 16 months and transition from clinical investigations in healthy volunteers to patients. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test epetraborole and our future product candidates in larger, longer, and more extensive clinical programs, or as use of such product candidates becomes more widespread, if they receive regulatory approval, subjects will report illnesses, injuries, discomforts, and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that epetraborole or any future product candidate has unexpected side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business.

Epetraborole is being developed for use in the treatment of MAC lung disease as an add-on therapy to an optimized background regimen, which would include current standard of care drugs as outlined in the NTM treatment guidelines. Even if our product candidates demonstrate clinical efficacy, any unacceptable adverse side effects or toxicities, when administered in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

Moreover, if we elect, or are required, to delay, suspend, or terminate any clinical trial of any of epetraborole or any future product candidates, the commercial prospects of such product candidate may be harmed and our ability to generate revenue through its sale may be delayed or eliminated. Any of these occurrences may significantly harm our business.

Additionally, if epetraborole or any of our future product candidates receive marketing approval, regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication, or the adoption of a REMS program to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the drug for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by any product candidates, several potentially significant negative consequences could result, including:

•
regulatory authorities may suspend or withdraw approvals of such product candidate;
•
regulatory authorities may require additional warnings on the label or impose distribution or use restrictions;
•
we may be required to change the way a product candidate is administered or conduct additional clinical trials, including one or more post-marketing research studies, similar to Arikayce;
•
we could be sued and held liable for harm caused to patients;
•
we may be required to implement REMS, including the creation of a medication guide outlining the risks of such side effects for distribution to patients;
•
we may need to conduct a recall; and

•
our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate, if approved, or could substantially increase commercialization costs and expenses, which could delay or prevent us from generating revenue from the sale of our product candidates and harm our business and results of operations.

If we are not successful in discovering, developing, and commercializing additional product candidates, our ability to expand our business and achieve our strategic objectives would be impaired.

Although a substantial amount of our effort will focus on the continued clinical testing and potential regulatory approval of epetraborole, an element of our strategy is to discover, develop, and commercialize a portfolio of product candidates to treat rare chronic lung infections including NTM lung disease. We are seeking to do so by utilizing our targeted-design AN2 drug discovery platform, which uses bacterial genomics and state-of-the-art molecular and dynamic models to design active new compounds that target validated mechanisms. We focus our clinical development on pathogens and patients with high, unmet medical needs to leverage the development and regulatory paths available for first-in-class or best-in-class anti-infectives. Research efforts to identify and develop product candidates require substantial technical, financial, and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

•
the research methodology used may not be successful in identifying potential product candidates;
•
competitors may develop alternatives that render our product candidates obsolete or less attractive;
•
product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;
•
a product candidate may on further study be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•
a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
•
a product candidate may not be accepted as safe, tolerable, and effective by patients, the medical community or third-party payors, if applicable; and
•
the FDA, the EMA, the PMDA, the TGA, or other regulatory authorities may not approve or agree with the intended use of a new product candidate.

If we fail to develop and successfully commercialize epetraborole or our future product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing epetraborole.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate, continue, or complete clinical trials of epetraborole or any future product candidates that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA, the EMA, the PMDA, the TGA, or other comparable regulatory authorities. We have limited experience enrolling patients in our clinical trials and cannot predict how successful we will be in enrolling patients in future clinical trials.

We may face delays and difficulties in enrollment because NTM lung disease caused by MAC is considered a rare disease (i.e., the size of the targeted patient population is small) and patients are generally managed in the outpatient setting by specialized clinics and caregivers. Patients may also be reluctant to participate in a clinical trial with an investigational drug. In addition, some of our competitors may have ongoing clinical trials to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. Patient enrollment is also affected by other factors including:

•
the severity of the disease under investigation;
•
the proximity and availability of clinical trial sites for prospective patients;
•
the eligibility criteria for participation in the clinical trial;
•
the design of the clinical trial;
•
the perceived risks and benefits of the product candidate under study;
•
our ability to recruit clinical trial investigators with appropriate experience;
•
the availability of drugs approved to treat the diseases under study;
•
the patient referral practices of physicians;
•
our ability to obtain and maintain patient consents;
•
the ability to monitor patients adequately during and after treatment; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion.

Additionally, most patients with NTM lung disease have pre-existing co-morbidities, including underlying structural lung disease. Because of this, we expect difficulties in determining clinical responses in some patients in our planned Phase 2/3 pivotal clinical trial of epetraborole, which could result in a failure to meet prespecified clinical trial endpoints. For example, even if epetraborole has a beneficial effect on culture conversion, patient-reported symptom-based outcomes may not correlate with microbiological responses.

In addition, the COVID-19 pandemic may affect the timing of our planned clinical trials. For example, we truncated the sixth cohort of our Phase 1b dose-ranging study of epetraborole in Australia after a rise in COVID-19 cases in Australia resulted in recruitment challenges. Clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the COVID-19 pandemic. Patients may be unwilling to enroll in clinical trials due to fear of contracting COVID-19. In addition, after enrollment in our trials, patients may drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, due to site-related restrictions or patient quarantines after COVID-19 exposures or infections. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or actions taken to mitigate its spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for our product development.

Our inability to enroll a sufficient number of patients for clinical trials would result in significant delays and could require us to abandon one or more clinical trials altogether. Enrollment delays in these clinical trials may result in increased development costs for our product candidates, which would reduce the capital we have available to support our current and future product candidates and may result in our need to raise additional capital earlier than planned and could cause the value of our common stock to decline and limit our ability to obtain additional financing.

We may expend our limited resources to pursue a particular product candidate or indication and fail to capitalize on product candidates or indications that may be more profitable or have a greater likelihood of success.

Because we have limited financial and management resources, we focus on research programs and product candidates that we identify for specific indications. As a result, we may forego or delay pursuit of opportunities with other product candidates or for other indications that later prove to have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial drugs or profitable market opportunities. Our spending on current and future research and development programs and product candidates for specific indications may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing, or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate.

Interim “topline” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publish interim topline or preliminary data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Preliminary or topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data should be viewed with caution until the final data are available. Differences between preliminary or interim data and final data could significantly harm our business prospects and may cause the trading price of our common stock to fluctuate significantly.

Risks Related to Our Dependence on Third Parties

We rely on single-sourced third parties to conduct the preclinical and nonclinical studies, clinical trials, and manufacture of our clinical trial material for epetraborole and our future product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies, trials, and manufacturing services or failing to comply with applicable regulatory requirements.

We have engaged contract research organizations, or CROs, to conduct our ongoing and planned preclinical and nonclinical studies, clinical trials and manufacture of our clinical trial material. We also expect to engage CROs for any of our other future product candidates that may progress to clinical development. We expect to rely on CROs, as well as other third parties, such as clinical data management organizations, medical institutions, and clinical investigators, to conduct those preclinical and nonclinical studies, clinical trials, and manufacture of our clinical trial material. Currently, we rely on single source third-party research institutions, laboratories, clinical research and manufacturing organizations for research and development. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, or fail to enter into alternative arrangements in a timely manner, our product development activities would be delayed.

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Similar regulatory requirements apply outside the United States, including the International Council for Harmonisation of Technical Requirements for the Registration of Pharmaceuticals for Human Use, or the ICH. We are also required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so by us or third parties can result in FDA refusal to approve applications based on the clinical data, enforcement actions, adverse publicity, and civil and criminal sanctions.

Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for epetraborole and our future product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any New Drug Application, or NDA, we submit. Any such delay or rejection could prevent us from commercializing epetraborole or any future product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure or regulatory noncompliance on the part of our distributors could delay clinical development or marketing approval of epetraborole or any future product candidates or commercialization of such product candidates, resulting in additional losses, and depriving us of potential product revenue.

Our reliance on single-sourced third parties to manufacture our product candidates increases the risk that we will not have sufficient quantities of our product candidates or products or such quantities at an acceptable cost, which could delay, prevent, or impair our development or commercialization efforts.

We do not own or operate manufacturing facilities for the production of clinical or commercial supplies of the product candidates that we are developing or evaluating, nor are we contemplating plans to do so. We have limited personnel with experience in drug manufacturing and lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. We currently rely on third parties, such as Esteve Química, S.A. and Catalent Pharma Solutions, for drug substance and the drug product manufacturing, respectively, of our current product candidate, and our strategy is to continue to outsource all manufacturing of our product candidates and approved products, if any, to third parties.

In order to conduct clinical trials of our product candidates and prepare for commercialization, we will need to identify suitable manufacturers with the capabilities to manufacture our compounds in large quantities in a manner consistent with existing regulations. Our future plans include the identifying, qualifying, and contracting with a second manufacturing site to manufacture epetraborole, assuming we have adequate financial resources to pursue contingency manufacturing plans. Our current and future third-party manufacturers may be unable to successfully increase the manufacturing capacity for any of our product candidates in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities at any other time. If our manufacturers are unable to successfully scale up the manufacture of our current or future product candidates in sufficient quality and quantity, the development, testing, and clinical trials of that product candidate may be delayed or infeasible, and regulatory approval or commercial launch of that product candidate may be delayed or not obtained, which could significantly harm our business.

We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of epetraborole or any of our future product candidates. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of such product candidates or may be unable to do so on acceptable terms.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails risks, including:

•
reliance on the third party for regulatory compliance and quality assurance;
•
the possible breach of the manufacturing agreement by the third party;
•
the possible misappropriation of our proprietary information, including our trade secrets and know-how; and
•
the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us.

Third-party manufacturers may not be able to comply with current Good Manufacturing Practice, or cGMP, regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension, or withdrawal of approvals, license revocation, seizures, or recalls of product candidates or products, operating restrictions, and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates.

Epetraborole and our future products and product candidates may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

If the third parties that we engage to supply any materials or manufacture product for our preclinical and nonclinical studies and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these studies and trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of epetraborole or any future product candidates or the substances used to manufacture them, it will be more difficult for us to develop such product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive marketing approval on a timely and competitive basis.

Risks Related to the Commercialization of Epetraborole and Our Future Product Candidates

Even if epetraborole or any of our future product candidates receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.

Even if we obtain approvals from the FDA, the EMA, the PMDA, the TGA, or other comparable regulatory agencies and are able to initiate commercialization of epetraborole or any future product candidates we develop, the product candidate may not achieve market acceptance among physicians, patients, and third-party payors and, ultimately, may not be commercially successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•
the safety, tolerability, efficacy, and ease of use of a once-a-day oral dose and other potential advantages compared to alternative treatments;
•
the potential and perceived advantages and disadvantages of the product candidates, including cost and clinical benefit relative to alternative treatments;
•
the convenience and ease of once-a-day oral administration compared to alternative treatments (e.g., inhaled drug through nebulizer);
•
the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•
acceptance by physicians, patients, payor-formularies, and treatment facilities and parties responsible for coverage and reimbursement of the product;
•
the availability of coverage and adequate reimbursement by third-party payors, including government authorities;
•
our ability to manufacture the product candidates in sufficient quantities and yields;
•
the strength and effectiveness of marketing and distribution support;
•
the prevalence and severity of any side effects;
•
limitations or warnings, including distribution or use restrictions, contained in the product’s approved labeling or an approved REMS;
•
whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy for particular infections;
•
whether the product is safe, tolerable, and efficacious when used in combination therapy with the current multi-drug standard of care regiment;
•
the approval of other new products for the same indications;
•
the timing of market introduction of the approved product as well as competitive products;
•
the emergence of bacterial resistance to the product; and drugs in the target infections grow.

If the market size of any product candidate that obtains regulatory approval is significantly smaller than we anticipate, it may not achieve market acceptance or commercial success. This could significantly and negatively impact our business, financial condition, and results of operations.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition from major multi-national pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, and generic drug companies with respect to epetraborole and other product candidates that we may develop and commercialize in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of NTM lung infections. Potential competitors also include academic institutions, government agencies, and other public and private research organizations. If our competitors obtain marketing approval from the FDA, the EMA, the PMDA, the TGA, or other comparable regulatory authorities for their product candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. Our competitors may also succeed in developing, acquiring, or licensing technologies and drug products that are more effective, more effectively marketed and sold, or less costly than epetraborole or any future product candidates that we may develop, which could render our product candidate non-competitive and obsolete.

Our initial product candidate, epetraborole, is being initially developed for the treatment of patients with treatment-refractory MAC lung disease, and Insmed’s Arikayce is the only currently approved therapy for the treatment of MAC lung disease as part of a combination antibacterial drug regimen in patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Other drugs used to treat these patients include generic drugs such as macrolides (clarithromycin and azithromycin), ethambutol, rifabutin, and fluoroquinolones such as levofloxacin, bedaquiline, linezolid and clofazimine. There are a number of product candidates in clinical development by third parties that are intended to treat NTM lung disease. Some mid- to late-stage product candidates include SPR720 from Spero Therapeutics, Inc., RHB-204 from Redhill Biopharma Ltd., and omadacycline from Paratek Pharmaceuticals, Inc. In addition, there may also be unexpected or unknown competitors that we are not presently aware of.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and nonclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do as an organization. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any product candidates that we may develop. Our competitors also may obtain approval from the FDA, the EMA, the PMDA, the TGA, or other comparable regulatory agencies for their product candidates more rapidly than we may obtain approval for ours, which could result in product approval delays if a competitor obtains market exclusivity from the FDA, the EMA, the PMDA, the TGA, or any comparable regulatory agencies or our competitors establish a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. Additional drugs may become available on a generic basis over the coming years. If epetraborole or any future product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic drugs.

If we are unable to establish sales, marketing, and distribution capabilities for epetraborole or our future product candidates, or enter into sales, marketing, and distribution agreements with third parties, we may not be successful in commercializing our product candidates, if and when they are approved.

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization or enter into collaboration, distribution, and other marketing arrangements with one or more third parties to commercialize such product candidate. In the United States, we intend to build a commercial organization to target areas with the greatest incidence of NTM lung infections and recruit experienced sales, marketing, and distribution professionals. The development of sales, marketing, and distribution capabilities will require substantial resources, will be time-consuming, and could delay any product launch. We may decide to work with regional specialty pharmacies, distributors, and/or multi-national pharmaceutical companies to leverage their commercialization capabilities to commercialize any product candidate for which we may obtain regulatory approval outside of the United States.

If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the United States that is sufficient in size or has adequate expertise to target the areas that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

Factors that may inhibit our efforts to commercialize our drugs on our own include:

•
our inability to recruit, train, and retain adequate numbers of effective sales and marketing personnel;
•
the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future products;
•
the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage compared to companies with more extensive product lines;
•
unforeseen costs and expenses associated with creating an independent sales and marketing organization; and
•
unforeseen costs and limitations with regard to setting up a distribution network.

If we are unable to establish our own sales, marketing, and distribution capabilities in the United States and other jurisdictions in which epetraborole or any future product candidates are approved and, instead, enter into arrangements with third parties to perform these services, our revenues and profitability, if any, are likely to be lower than if we were to sell, market, and distribute any product candidates that we develop ourselves. We may not be successful in entering into arrangements with third parties to sell, market, and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing, and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates.

Coverage and adequate reimbursement may not be available for epetraborole or any future product candidates, which could make it difficult for us to sell profitably, if approved.

Market acceptance and sales of any product candidates that we commercialize, if approved, will depend in part on the extent to which reimbursement for these drugs and related treatments will be available from third-party payors, including government health administration authorities, managed care organizations and other private health insurers. Third-party payors decide which therapies they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a payor-by-payor basis. One payor’s determination to provide coverage for a drug does not assure that other payors will also provide coverage and adequate reimbursement for the drug. Additionally, a third-party payor’s decision to provide coverage for a therapy does not imply that an adequate reimbursement rate will be approved. Each payor determines whether or not it will provide coverage for a therapy, what amount it will pay the manufacturer for the therapy, and on what tier of its list of covered drugs, or formulary, it will be placed. The position on a payor’s formulary generally determines the co-payment that a patient will need to make to obtain the therapy and can strongly influence the adoption of such therapy by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our drugs, and providers are unlikely to prescribe our drugs, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our drugs and their administration.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize epetraborole and any future product candidates that we develop.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of epetraborole and any future product candidates in human clinical trials and will face an even greater risk if we commercially sell any drugs that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•
reduced resources of our management to pursue our business strategy;
•
decreased demand for any product candidates or products that we may develop;
•
injury to our reputation and significant negative media attention;
•
withdrawal of clinical trial participants;
•
initiation of investigations by regulators;
•
product recalls, withdrawals, or labeling, marketing, or promotional restrictions;
•
significant costs to defend the resulting litigation;
•
substantial monetary awards paid to clinical trial participants or patients;
•
loss of revenue;
•
the inability to commercialize any drugs that we may develop; and
•
a decline in our share price.

We currently hold $5.0 million in global product liability insurance coverage with a per incident limit of $5.0 million and an AUD $10.0 million product liability insurance coverage for the Phase 1b dose-ranging study in Australia with a per incident limit of AUD $10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of any product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our product liability insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with current or future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

There are a variety of risks associated with marketing epetraborole or any future product candidates internationally, which could affect our business.

We may seek regulatory approval for epetraborole or other future product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•
differing regulatory requirements and reimbursement landscapes in foreign countries;

•
the potential for so-called parallel importing, which is what happens when a local seller, faced with high or higher local prices, opts to import goods from a foreign market with low or lower prices rather than buying them locally;
•
unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements;
•
economic weakness, including inflation, or political instability in particular foreign economies and markets;
•
compliance with tax, employment, immigration, and labor laws for employees living or traveling abroad;
•
foreign taxes, including withholding of payroll taxes;
•
foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;
•
difficulties staffing and managing foreign operations;
•
workforce uncertainty in countries where labor unrest is more common than in the United States;
•
potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, or comparable foreign regulations;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the United States;
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism.

These and other risks associated with our international operations may compromise our ability to achieve or maintain profitability.

Risks Related to Our Business, Industry, and Managing Our Growth

We operate with a small team and our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.

We currently have limited personnel: as of March 31, 2022, we had 22 full-time employees. We are highly dependent on the management, research and development, clinical, financial, and business development expertise of Eric Easom, M.B.A, M.Eng., our co-founder, president, and chief executive officer, Paul Eckburg, M.D., our chief medical officer, Sanjay Chanda, Ph.D., our chief development officer, Lucy Day, our chief financial officer, Kevin Krause, M.B.A., our chief strategy officer, George H. Talbot, M.D., FACP, FIDSA, our co-founder and senior clinical advisor, and Michael R.K. (Dickon) Alley, Ph.D., our co-founder and head of biology, as well as the other members of our research, development, and business teams. Each may terminate employment with us at any time and will continue to be able to do so after the completion of the IPO. We do not maintain “key person” insurance for any of our executives or employees.

Our limited personnel and resources may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee dissatisfaction and turnover. Recruiting and retaining qualified research, development, and business personnel and, if we progress the development of epetraborole or any future product candidates, commercialization, manufacturing, and sales and marketing personnel, will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain, or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of research and development personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited.

Our business could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

Our business could be adversely affected by health epidemics, including the COVID-19 pandemic, in regions where we or third parties on which we rely have manufacturing facilities, concentrations of potential clinical trial sites or other business operations. For example, as a result of the COVID-19 pandemic, the State of California, where our operations are located, has from time to time issued orders limiting activities to varying levels, including at the most restrictive level, an order for all residents to remain at home, except for the performance of essential activities, which include biomedical research. We have implemented policies that enable our employees to work remotely, and such policies may continue for an indefinite period. In accordance with state and local mandates, from time to time, we have also implemented various safety protocols for all on-site personnel, including the requirements to wear masks, suspend all non-essential travel for our employees and maintain social distance. We continue to evaluate our protocols and practices as the global response to the COVID-19 pandemic continues to evolve. There can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences.

In addition, our current preclinical and nonclinical studies and current and future clinical trial plans may be affected by the COVID-19 pandemic. Site initiation and patient enrollment may be delayed due to staff shortages and prioritization of hospital resources toward the COVID-19 pandemic, which may delay enrollment in our future global clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Further, some of our suppliers may experience disruption to their respective supply chain due to the effects of health epidemics, including the COVID-19 pandemic, which could delay, prevent, or impair our development or commercialization efforts.

The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. Several measures are currently being implemented by the United States and other governments to address the current COVID-19 pandemic and its economic impacts. At this time, it is impossible to predict the impact of these measures and whether or not they will have unforeseen negative consequences for our business. We do not yet know the full extent of potential delays or impacts on our business, our planned preclinical studies or clinical trials, healthcare systems or the global economy as a whole; nor do we know when and how such regulations may be eased. The foregoing and other continued disruptions to our business as a result of COVID-19 could result in an adverse effect on our business, results of operations, financial condition and cash flows. Furthermore, the COVID-19 pandemic could heighten the risks in certain of the other risk factors described herein.

We have identified material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we identify additional material weaknesses in the future or otherwise fail to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

Prior to the completion of the IPO, we had been a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses are as follows:

•
We did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, we lacked a sufficient complement of resources with (i) an appropriate level of accounting knowledge, experience and training to appropriately analyze, record and disclose accounting matters timely and accurately, and (ii) an appropriate level of knowledge and experience to establish effective processes and controls. Additionally, the lack of a sufficient number of professionals resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of our financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in our finance and accounting functions. This material weakness contributed to the following additional material weaknesses.
•
We did not design and maintain effective controls related to the period-end financial reporting process, including designing and maintaining formal accounting policies, procedures and controls to achieve complete, accurate and timely financial accounting, reporting and disclosures. Additionally, we did not design and maintain controls over the preparation and review of account reconciliations and journal entries, including maintaining appropriate segregation of duties.
•
We did not design and maintain effective controls related to the accounting for certain non-routine or complex transactions, including the proper application of U.S. GAAP to such transactions.

The above material weaknesses resulted in adjustments to the redeemable convertible preferred stock, tranche liability and accrued expenses balances, which were recorded prior to the issuance of the financial statements, as of and for the years ended December 31, 2020 and 2021. Additionally, these material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

•
We did not design and maintain effective controls over information technology, or IT, general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not design and maintain (i) program change management controls to ensure that information technology program and data changes affecting financial IT applications and underlying accounting records are identified, tested, authorized and implemented appropriately, (ii) user access controls to ensure appropriate segregation of duties and that adequately restrict user and privileged access to financial applications, programs, and data to appropriate Company personnel, (iii) computer operations controls to ensure that critical batch jobs are monitored and data backups are authorized and monitored, and (iv) testing and approval controls for program development to ensure that new software development is aligned with business and IT requirements.

These IT deficiencies did not result in adjustments to the financial statements. However, the IT deficiencies, when aggregated, could impact maintaining effective segregation of duties, as well as the effectiveness of IT-dependent controls (such as automated controls that address the risk of material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports) that could result in misstatements potentially impacting all financial statement accounts and disclosures that would not be prevented or detected. Accordingly, management has determined the IT deficiencies in the aggregate constitute a material weakness.

To address our material weaknesses, we are in the process of implementing measures designed to improve our internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. These measures include (i) the ongoing hiring of additional accounting personnel; (ii) initiating design and implementation of our financial control environment, including the establishment of formal accounting policies and procedures, financial reporting controls and controls to account for and disclose complex transactions; and (iii) initiating and designing IT controls to insure appropriate and restricted access to our accounting applications, programs, and data.

We are working to remediate the material weaknesses as efficiently and effectively as possible and expect full remediation could potentially go beyond December 31, 2022. We cannot assure you that there will not be future material weaknesses in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. If we fail to remediate our identified material weaknesses, or identify additional material weaknesses, in our internal control over financial reporting investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq Stock Market LLC, the Securities and Exchange Commission, or SEC, or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

We expect to expand our research, development, and business capabilities and potentially implement sales, marketing, and distribution capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

As the clinical development of epetraborole and any of our future product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if epetraborole or any future product candidate receives marketing approval, sales, marketing, and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and research and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

If we engage in future acquisitions or strategic collaborations, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

From time to time, we may evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drug products, intellectual property rights, technologies, or businesses, as deemed appropriate to carry out our business plan. Any potential acquisition or strategic collaboration may entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
the assumption of additional indebtedness or contingent liabilities;
•
assimilation of operations, intellectual property, and drug products of an acquired company, including difficulties associated with integrating new personnel;
•
the diversion of our management’s attention from our existing development drug programs and initiatives in pursuing such a strategic partnership, merger, or acquisition;
•
retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;
•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing drugs or drug candidates and regulatory approvals; and
•
our inability to generate revenue from acquired technology and/or drugs sufficient to meet our objectives in undertaking the acquisition or even to offset the associated acquisition and maintenance costs.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our technology, or for epetraborole or our future product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.

We do not own any issued patents and we in-license patents and patent applications for epetraborole, our lead drug compound, and our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to epetraborole and any of our future product candidates. We seek to protect our proprietary position by in-licensing intellectual property relating to our product candidates including patent applications in the United States and abroad related to our technology and product candidates that are important to our business. If we or our licensors do not adequately protect the intellectual property we in-license or own, competitors may be able to use our technologies and erode or negate any competitive advantage that we may have, which could harm our business and ability to achieve profitability. To protect our proprietary positions, we and our licensors file patent applications in the United States and abroad related to our novel technologies and product candidates that are important to our business. The patent application and prosecution process is expensive and time-consuming. We and our current licensors and licensees, or any future licensors and licensees, may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We or our current licensors and licensees, or any future licensors or licensees may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection, or fail to continue to prosecute patents relating to our product candidates. Therefore, these and any of our in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our licensors’ patents or our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope, or patent term adjustments. If our current licensors and licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. We cannot predict whether the patent applications we and our licensors or licensees are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. If there are material defects in the form or preparation of our or our licensors’ patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how, and we may not be able to prevent such competitors from commercializing such equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties and could have a material adverse effect on our business, financial condition, results of operations, or prospects. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and has been the subject of much litigation in recent years. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds and technologies commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our patent rights are highly uncertain. Furthermore, recent changes in patent laws in the United States, including the America Invents Act of 2011, and future changes in patent laws in or outside the United States may affect the scope, strength, and enforceability of our patent rights or the nature of proceedings that may be brought by us related to our patent rights.

We may not be aware of all third-party intellectual property rights potentially relating to epetraborole or our future product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we in-license or own, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, and commercial value of our patent rights cannot be predicted with any certainty. Moreover, we or our licensors may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, reexamination, inter partes review, or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates, and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights.

Our licensors’ pending and future patent applications and our own pending and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Even if our or our licensors’ patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection against competing products or processes sufficient to achieve our business objectives, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our in-licensed patents or any patents we may own in the future by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting abbreviated NDAs to the FDA in which they claim that patents licensed by us or may be owned by us in the future are invalid, unenforceable, and/or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend and/or assert our in-licensed or owned patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court, or other agency with jurisdiction may find our in-licensed patents or any owned patents, should such patents issue in the future, invalid and/or unenforceable.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our in-licensed patents or patents we may own in the future may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Any impairment of our intellectual property rights, or our failure to protect our intellectual property rights adequately, could give third parties access to our technology and product candidates and could materially and adversely impact our business, financial condition, results of operations, and prospects.

Our rights to develop and commercialize our technology, epetraborole, and our other future product candidates are subject, in large part, to the terms and conditions of licenses granted to us by others, such as Anacor. If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products, technology, or data from third parties, we could lose such rights that are important to our business.

We are heavily reliant upon licenses to certain patent rights and other intellectual property that are important or necessary to the development of epetraborole or our future product candidates. For example, we depend on a license agreement from Anacor, a biopharmaceutical company that originally developed epetraborole and is currently a wholly-owned subsidiary of Pfizer. Additionally, we have licensed our rights under the Anacor agreement in China, Hong Kong, Taiwan, and Macau to Brii Biosciences.

Anacor has relied upon, and any future licensors may have relied upon, third-party companies, consultants or collaborators, or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. We have sublicensed certain patents from Anacor that are owned, maintained and prosecuted by GSK. If third-party companies such as GSK fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize epetraborole or our other future product candidates that are the subject of such licensed rights could be adversely affected. Further, we rely upon Anacor’s compliance with its license agreement with GSK to maintain our sublicense to such patents owned by GSK, and any termination of Anacor’s license agreement with GSK could result in us losing our license to epetraborole. Further development and commercialization of epetraborole, and development of any future product candidates may, require us to enter into additional license or collaboration agreements. For example, our licensors or other third parties may develop intellectual property covering epetraborole which we have not licensed. Our future licenses may not provide us with exclusive rights to use the licensed patent rights and other intellectual property, or may not provide us with exclusive rights to use such patent rights and intellectual property in all relevant fields of use and in all territories in which we wish to develop or commercialize epetraborole or our future product candidates in the future.

Our license agreement with Anacor, and other intellectual property-related agreements we may enter into in the future may impose diligence and other obligations, including payment of milestones and royalties. For example, our license agreement from Anacor requires us to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize products. If we fail to comply with our obligations to Anacor or any future licensors, those counterparties may have the right to terminate the license agreements, in which event we might not be able to develop, manufacture, or market any product candidate licensed under the agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement and further involve termination of our rights to important intellectual property or technology.

In spite of our efforts, Anacor or any future licensors might conclude that we are in material breach of obligations under our license agreements and may therefore have the right to terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by such license agreements. If such in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, our competitors would have the freedom to seek regulatory approval of, and to market, products identical to our product candidates and the licensors to such in-licenses could prevent us from commercializing product candidates that rely upon the patents or other intellectual property rights which were the subject matter of such terminated agreements. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Under our license agreement with Anacor, and any future license agreements, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•
the scope of rights granted under the license agreement and other interpretation-related issues;
•
the extent to which our technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•
the sublicensing of patent and other rights under our collaborative development relationships;
•
our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•
the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•
the priority of invention of patented technology.

In addition, the license agreements involving intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not be successful in obtaining necessary rights to any product candidates we may develop through acquisitions and in-licenses.

We currently have rights to intellectual property, through licenses from third parties, to identify and develop product candidates. We may find it necessary or prudent to obtain licenses from such third-party intellectual property holders in order to avoid infringing these third-party patents. For example, many pharmaceutical companies, biotechnology companies, and academic institutions compete with us and may be filing patent applications potentially relevant to our business. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may become involved in lawsuits to protect or enforce our owned or in-licensed patents or other intellectual property, which could be expensive, time-consuming, and unsuccessful.

Competitors or other third parties may infringe, misappropriate or otherwise violate our in-licensed issued patents or other intellectual property we may own. To counter such infringement, misappropriation, or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against third parties could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their patents, trademarks, copyrights, or other intellectual property. In addition, our in-licensed patents may become involved in inventorship or priority disputes. Third parties may raise challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in derivation, revocation, reexamination, post-grant review, or PGR, inter partes review, or IPR, interference proceedings, and equivalent proceedings in foreign jurisdictions, such as opposition proceedings challenging any patents that we may own or in-license. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our potential future owned patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding, or litigation could reduce the scope of, invalidate, or render unenforceable, our potential future owned patents or licensed patent rights, allow third parties to commercialize epetraborole or our other future product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights In a patent infringement proceeding, there is a risk that a court will decide that a patent we in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents are upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our in-licensed patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our in-licensed patents could limit our ability to assert our in-licensed patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, in the future, we expect to rely on trademarks to distinguish epetraborole and any of our other future product candidates that are approved for marketing, and if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

In any infringement litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during litigation. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to adequately file and pursue such infringement claims, which typically last for years before they are concluded. Some of our competitors and other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating, or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a negative impact on our ability to compete in the marketplace, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Third parties may initiate legal proceedings alleging that we are infringing misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could significantly harm our business.

Our commercial success depends, in part, on our ability to develop, manufacture, market, and sell epetraborole or other future product candidates and use our proprietary chemistry technology without infringing, misappropriating or otherwise violating the intellectual property of third parties. Numerous third-party U.S. and non-U.S. issued patents exist in the area of antibacterial treatment, including compounds, formulations, treatment methods, and synthetic processes that may be applied towards the synthesis of antibiotics. If any such patents of third parties cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation, or other adversarial proceedings regarding intellectual property rights with respect to our technology or product candidates, including interference proceedings before the USPTO. Third parties may assert claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance.

If we are found to have infringed, misappropriated, or otherwise violated any third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing, or commercializing epetraborole or other future product candidates. Alternatively, we may be required to obtain a license from such third party in order to use technology and continue developing, manufacturing, or marketing product candidates that infringe or violate such third party’s intellectual property. However, we may not be able to obtain any such required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We may also be required to pay substantial ongoing royalty or license payments, fees, or comply with other unfavorable terms. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing epetraborole or other future product candidates or force us to cease some of our business operations. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative effect on our business. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. During the course of litigation, there could be public announcements or the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business and could cause the market price of our common stock to decline. Any of the foregoing arising from uncertainty in legal proceedings could materially and adversely impact our business, financial condition, results of operations, and prospects.

We may be subject to claims by third parties asserting that we or our employees, consultants, and advisors have misappropriated their intellectual property or claiming ownership of what we regard as our own intellectual property.

Many of our employees, consultants, and advisors were previously employed at universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of third parties in their work for us, we may be subject to claims that we or such employees, consultants, and advisors have inadvertently or otherwise used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s former employer. We may also in the future be subject to claims that we have caused an employee to breach the terms of his or her non-competition or non-solicitation agreement. Litigation may be necessary to defend against these potential claims.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, such employees and contractors may breach the agreement and claim the developed intellectual property as their own. Further, we may be unsuccessful in executing such agreements with each party who, in fact, conceives, or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A court could prohibit us from using technologies or features that are essential to epetraborole or other future product candidates if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and could be a distraction to management. In addition, any litigation or threat thereof may adversely affect our ability to hire employees or contract with independent service providers. Moreover, a loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates. Any of the foregoing could have a material adverse impact on our business, financial condition, results of operations, and prospects.

Any trademarks we may obtain may be infringed or successfully challenged, resulting in harm to our business.

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for our product candidates and have not yet begun the process of applying to register trademarks for our product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties who have prior rights to our trademarks or third parties who have prior rights to similar trademarks may oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product candidates, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, thereby diluting or impeding our ability to build brand identity and possibly leading to market confusion. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks and may not be able to prevent such third parties from using and marketing any such trademarks.

In addition, any proprietary name we propose to use with epetraborole or any future product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively and our business, financial condition, results of operations, and prospects may be adversely affected.

If we are unable to protect the confidentiality of our proprietary information, know-how, and trade secrets, the value of epetraborole or other future product candidates could be adversely affected and our business and competitive position would be harmed.

In addition to seeking patent protection for epetraborole or other future product candidates, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, these agreements may be inadequate to protect our proprietary and intellectual property rights. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. In addition, we may not be able to obtain adequate remedies for any such breaches. Although we use reasonable efforts to protect this proprietary information and technology, we also cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information, know-how, trade secrets, or other proprietary information or each individual who has developed intellectual property on our behalf. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, distracting to management, and time-consuming, and the outcome is unpredictable and varied depending on the jurisdiction. In addition, some courts inside and outside the United States, in countries in which we operate or intend to operate, are less willing, or unwilling, to protect trade secrets, know-how, and other proprietary information. Any claims or litigation could cause us to incur significant expenses. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources.

Our employees, consultants, and other parties may unintentionally or willfully disclose our information or technology to competitors and there can be no assurance that the legal protections and precaution taken by us will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Trade secrets and know-how can be difficult to protect. Our competitors or other third parties may independently develop knowledge, methods and know-how equivalent to our trade secrets. Additionally, competitors could purchase our product candidates and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

If we or our licensors do not obtain patent term extension and data exclusivity for any product candidates we or our licensors may develop, our business may be materially harmed.

Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents we license or may own in the future protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our product candidates. Depending upon the timing, duration, and specifics of any FDA marketing approval of any of our product candidates, one or more of our in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984, or Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations, and prospects could be materially harmed.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees, and various other government fees on patents and applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or in-licensed patents and applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment, and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In some cases, we or our licensors may not be able to obtain patent protection for certain licensed technology outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we or our licensors do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our in-licensed inventions in all countries outside the United States, even in jurisdictions where our licensors do pursue patent protection or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

Competitors may use our technologies in jurisdictions where we or our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with epetraborole, our future product candidates, and our preclinical programs. Our in-licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our in-licensed patents, if pursued and obtained, or the marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our in-licensed patents at risk of being invalidated or interpreted narrowly and our in-licensed patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business, financial condition, results of operations, and prospects may be adversely affected.

Risks Related to Regulatory Approval of Epetraborole and Our Future Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize epetraborole or our future product candidates, and our ability to generate revenue will be materially impaired.

Epetraborole and our future product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities, with regulations differing from country to country. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We currently do not have any products approved for sale in any jurisdiction. We as a company only have limited experience in filing and supporting the applications necessary to gain marketing approvals and may rely on third-party contract research organizations to assist us in this process.

The time required to obtain approval, if any, by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities, government budget, and funding levels and statutory, regulatory, and policy changes. Average review times at the FDA have fluctuated in recent years, and disruptions at the FDA and other agencies may slow the time necessary for new drugs to be reviewed and/or approved. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough nonessential employees and stop routine activities. Events like this could significantly impact the ability of the FDA to timely review and process our regulatory submissions.

Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development. For instance, recent changes to leadership, enhanced focus on countermeasures related to the COVID-19 pandemic, and the reorganization and rededication of critical resources, at the FDA and within similar governmental health authorities across the world, may impact the ability of new products and services from being developed or commercialized in a timely manner. Regulations and requirements vary among jurisdictions, including in Europe and Japan. We have not obtained regulatory approval for any product candidate, and it is possible that epetraborole and any product candidates we may seek to develop in the future will never obtain regulatory approval. We are not permitted to market any product candidate in the United States until we receive regulatory approval of an NDA from the FDA.

In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the nonclinical or clinical data for a product candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

We have not submitted a marketing application for epetraborole or any other product candidates in any country or region. Any marketing application must include extensive preclinical, nonclinical, and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The marketing application(s) must also include significant information regarding the chemistry, manufacturing, and controls for the product candidate. Obtaining marketing authorization is a lengthy, expensive, and uncertain process. The FDA, EMA, PMDA, TGA, and other comparable regulatory authorities have substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply prior to marketing. There can be no assurance that any foreign regulatory authorities will accept FDA approval as sufficient to support approval in that country. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory bodies can delay, limit or deny approval of epetraborole or other future product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
disagreement with the design or implementation of our clinical trials;
•
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval (for example, otherwise positive epetraborole results may be called into question if patient reported outcomes introduce ambiguity due to factors such as co-morbidities and other underlying patient issues);
•
serious and unexpected drug-related side effects experienced by participants in our clinical trials or by individuals using drugs similar to our product candidates;
•
our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that our product candidates are safe and effective for the proposed indication;
•
disagreement with the interpretation of data from nonclinical studies or clinical trials;
•
our inability to demonstrate the clinical and other benefits of our product candidates outweigh any safety or other perceived risks;
•
requirements for additional nonclinical studies or clinical trials;
•
disagreement regarding the formulation, labeling, and/or the specifications we propose for our product candidates; or
•
changes in a policies, requirements, or regulations rendering our clinical data insufficient for approval.

Of the large number of drugs in development, only a small percentage complete the FDA or foreign regulatory approval processes and are successfully commercialized. The lengthy review process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval, which would significantly harm our business, financial condition, results of operations, and prospects.

Even if we eventually receive approval of an NDA or foreign marketing application for our product candidates, the FDA, or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials, often referred to as Phase 4 clinical trials, and the FDA may require the implementation of a REMS, which may be required to ensure safe use of the drug after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or patient population than we originally requested, and the FDA or applicable foreign regulatory agency may not approve the labeling that we believe is necessary or desirable for the successful commercialization of a product candidate. Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of that product candidate and would materially adversely impact our business and prospects.

Future legislation, and/or regulations and policies adopted by the FDA, the EMA, or comparable regulatory authorities, may increase the time and cost required for us to conduct and complete clinical trials of epetraborole or other future product candidates.

The FDA has established regulations to govern the drug development and approval process, as have foreign regulatory authorities. The policies of the FDA and other regulatory authorities may change and additional laws may be enacted or government regulations may be promulgated that could prevent, limit, delay, or alternatively accelerate regulatory review of epetraborole or other future product candidates. Further, disruptions at the FDA and other agencies may prolong the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We have recently received orphan drug designation for epetraborole in the United States, and we may seek orphan drug designation for epetraborole in other regions or indications, or for our future product candidates. We may not be able to obtain or maintain orphan drug designations for any product candidates, and we may be unable to take advantage of the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Similar laws exist in Europe and Japan. As part of our business strategy, we sought and have received orphan drug designation from the FDA for epetraborole for the treatment of infections caused by NTM; however, we may not be able to maintain this status. There can be no assurance that the FDA will grant orphan drug designation for epetraborole to treat any other indication for which we may apply. We may also seek orphan drug designation for future product candidates, and we may be unsuccessful in obtaining this designation.

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, it is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Pediatric exclusivity can provide an additional six months of market exclusivity in the United States. In addition, more than one product may be approved by the FDA for the same orphan indication or disease, as long as the products are different drugs. As a result, even though we have obtained orphan drug designation from the FDA for epetraborole for the treatment of infections caused by NTM, if epetraborole is approved by the FDA and receives orphan drug exclusivity, the

FDA can still approve other drugs for use in treating the same indication or disease covered by epetraborole, which could create a more competitive market for us. The failure to successfully obtain orphan drug market exclusivity or pediatric drug market exclusivity would adversely affect our business.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process. While we have obtained orphan drug designation for epetraborole for the treatment of infections caused by NTM, we may not be able to maintain such designation; and while we may seek orphan drug designations for epetraborole for other indications or for any future product candidates for applicable indications, we may never receive such designations. Even though we have received orphan drug designation for epetraborole for the treatment of infections caused by NTM, and may receive further such designations in the future, there is no guarantee that we will utilize the benefits of those designations.

We have recently received FDA Qualified Infectious Disease Product, or QIDP, designation for epetraborole, and may seek designation of any future candidates as QIDPs. Even if we receive such designations, there is no assurance that the FDA will approve a product candidate.

A QIDP is an antibacterial or antifungal drug intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens.” Upon the regulatory approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted an additional period of five years of regulatory exclusivity. Even though we have received a QIDP designation for epetraborole, or may receive such designation for any future product candidate, there is no assurance that such product candidate will be approved by the FDA.

We have received, and may continue to seek, Fast Track designation or Breakthrough Therapy designation from the FDA, for certain of our product candidates, but receipt of such designation may not actually lead to a faster development, regulatory review, or approval process, and does not assure ultimate FDA approval.

We recently received Fast Track designation by the FDA to investigate epetraborole for treatment-refractory MAC lung disease. We may continue to seek Fast Track designation or Breakthrough Therapy designation for future product candidates or for other indications.

A breakthrough therapy is defined as a product that is intended, alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For products that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Products designated as breakthrough therapies by the FDA can also be eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review, or approval compared to products considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the breakthrough designation.

If a product is intended for the treatment of a serious or life-threatening condition and the product demonstrates the potential to address unmet medical needs for this condition, the product sponsor may apply for Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even though we have received Fast Track designation to develop epetraborole in certain indications, or if we receive Fast Track designation for other product candidates or indications, we may not experience a faster development process, review, or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

We intend to seek FDA approval using the limited-population antibacterial drug, or LPAD, pathway. We may not be able to obtain or maintain LPAD designations for epetraborole and/or any future candidates, and we may be unable to take advantage of the benefits associated with LPAD designation.

We intend to seek FDA approval for epetraborole using the LPAD pathway, through which the FDA may review and approve new antibacterial drugs to treat serious bacterial diseases in patients with an unmet medical need and for which effective antibacterial drugs are limited or lacking. This pathway may allow us to conduct a more streamlined development program. In accordance with the 2017 FDA Guidance for Industry Antibacterial Therapies for Patients With an Unmet Medical Need for the Treatment of Serious Bacterial Diseases, any drug approved under this pathway must be labeled with the statement “Limited Population” in a prominent manner and adjacent to the proprietary name of the drug and the INDICATIONS AND USAGE section of the label pathway should summarize the limitations of available data that supported the approval. For example, but not limited to, the label must specify the limitations of the pathogens evaluated in the clinical trial or clinical trials conducted to evaluate the approved drug or the limitations of the amount of available safety data.

If we do not receive LPAD pathway approval (for example, because the FDA determines the trial does not meet the requirement of safety and efficacy necessary for approval), longer and more costly clinical trials may be required. The FDA does not determine if the LPAD pathway is applicable until the time of the NDA submission, and this creates uncertainty as to our ability to use this pathway.

Failure to obtain marketing approval in foreign jurisdictions would prevent epetraborole or our future product candidates from being marketed in these territories. Any approval we are granted for our product candidates in the United States would not assure approval of our product candidates in foreign jurisdictions.

In order to market and sell epetraborole or our future product candidates in the European Union, United Kingdom, Japan, other areas of Asia, and any other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain approval from the FDA. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining approval from the FDA. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and data from clinical studies approved by the FDA may not be accepted by foreign regulatory agencies, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing authorization and may not receive necessary approvals to commercialize our product candidates in any market.

Even if we obtain marketing approvals for epetraborole or any future product candidates, the terms of approvals and ongoing regulation of such product candidates may limit how we manufacture and market the product candidates and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if marketing approval of epetraborole or any future product candidates is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, including the potential requirements to implement a risk evaluation and mitigation strategy or to conduct costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product. We must also comply with requirements concerning advertising and promotion for any of our product candidates for which we obtain marketing approval. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved labeling. Thus, we will not be able to promote any products we develop for indications or uses for which they are not approved. In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements including ensuring that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP.

Accordingly, assuming we receive marketing approval for one or more product candidates, we and our contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, product surveillance, and quality control. If we are not able to comply with post-approval regulatory requirements, we could have the marketing approvals for our product candidates withdrawn by regulatory authorities and our ability to market any future products could be limited, which could adversely affect our ability to achieve or sustain profitability. Thus, the cost of compliance with post-approval regulations may have a negative effect on our operating results and financial condition.

Any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or recall or withdrawal from the market, and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with epetraborole or any future product candidates, when and if any of them are approved.

The FDA and other federal and state agencies, including the U.S. Department of Justice, or the DOJ, closely regulate compliance with all requirements governing prescription drug products, including requirements pertaining to marketing and promotion of drugs in accordance with the provisions of the approved labeling and manufacturing of products in accordance with cGMP requirements. The FDA and DOJ impose stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market epetraborole or our future product candidates for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of such requirements may lead to investigations alleging violations of the Food, Drug and Cosmetic Act and other statutes, including the False Claims Act and other federal and state health care fraud and abuse laws as well as state consumer protection laws.

•
Our failure to comply with all regulatory requirements, and later discovery of previously unknown adverse events or other problems with our products, manufacturers or manufacturing processes, may yield various results, including:
•
litigation involving patients taking our product candidates;
•
restrictions on such products, manufacturers, or manufacturing processes;
•
restrictions on the labeling or marketing of a product;
•
restrictions on product distribution or use;
•
requirements to conduct post-marketing studies or clinical trials;
•
warning or untitled letters;
•
withdrawal of the products from the market;
•
refusal to approve pending applications or supplements to approved applications that we submit;
•
recall of products;
•
fines, restitution or disgorgement of profits or revenues;
•
suspension or withdrawal of marketing approvals;
•
damage to relationships with any potential collaborators;
•
unfavorable press coverage and damage to our reputation;
•
refusal to permit the import or export of our product candidates;
•
product seizure; or
•
injunctions or the imposition of civil or criminal penalties.

Non-compliance by us or any future collaborator with regulatory requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, can also result in significant financial penalties. Similarly, failure to comply with regulatory requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Non-compliance with EU requirements regarding safety monitoring or pharmacovigilance, and with requirements related to the development of products for the pediatric population, also can result in significant financial penalties. Similarly, failure to comply with the EU’s requirements regarding the protection of personal information can also lead to significant penalties and sanctions.

Our employees, independent contractors, principal investigators, CROs, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct or failure to comply with applicable regulatory requirements. Misconduct by employees and independent contractors, such as principal investigators, CROs, consultants, commercial partners, and vendors, could include failures to comply with regulations of the FDA, the EMA, and other comparable regulatory authorities, to provide accurate information to such regulators, to comply with manufacturing standards we have established, to comply with healthcare fraud and abuse laws, to report financial information or data accurately, or to disclose unauthorized activities to us. In particular, sales, marketing, and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing, and promotion, sales commission, customer incentive programs, and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits, and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment, or restructuring of our operations, any of which could adversely affect our ability to operate.

If we successfully commercialize epetraborole or one of our future product candidates, failure to comply with our reporting and payment obligations under U.S. governmental pricing programs could have a material adverse effect on our business, financial condition, and results of operations.

If we participate in the Medicaid Drug Rebate Program, Part D, if and when we successfully commercialize a product candidate, we will be required to report certain pricing information for such product candidate to the Centers for Medicare & Medicaid Services, the federal agency that administers the Medicaid and Medicare programs. We may also be required to report pricing information to the U.S. Department of Veterans Affairs. If we become subject to these reporting requirements, we will be liable for errors associated with our submission of pricing data, for failure to report pricing data in a timely manner, and for overcharging government payers, which can result in civil monetary penalties under the Medicaid statute, the federal civil False Claims Act, and other laws and regulations.

Our current and future relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency, health information privacy and security, and other healthcare laws and regulations, which could expose us to penalties.

Healthcare providers, physicians, and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act, that may constrain the business or financial arrangements and relationships through which we research, sell, market, and distribute any product candidates for which we obtain marketing approval. In addition, we may be subject to physician payment transparency laws and patient privacy and security regulation by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state, and foreign healthcare laws that may affect our ability to operate include the following:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order, or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid;
•
federal civil and criminal false claims laws, including the federal False Claims Act, which impose criminal and civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease, or conceal an obligation to pay money to the federal government;
•
the federal civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;
•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on “covered entities,” including certain healthcare providers, health plans, and healthcare clearinghouses, as well as their respective “business associates” and their respective subcontractors that create, receive, maintain, or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information;
•
the federal Physician Payments Sunshine Act, created under Section 6002 of Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, and its implementing regulations, created annual reporting requirements for manufacturers of drugs, devices, biologicals, and medical supplies for certain payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. As of January 1, 2022, these reporting obligations will extend to include transfers of value made in the previous year to certain non-physician providers such as physician assistants and nurse practitioners; and

•
analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; state and local laws requiring the licensure of pharmaceutical sales representatives; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Further, the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute and certain criminal statutes governing healthcare fraud. A person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it. In addition, the ACA provided that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Efforts to ensure that our future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, including, without limitation, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and pursue our strategy. If any of the physicians or other healthcare providers or entities with whom we expect to do business, including future collaborators, are found not to be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from participation in government healthcare programs, which could also affect our business.

Changes in healthcare policies, laws, and regulations may impact our ability to obtain approval for, or commercialize epetraborole or our future product candidates, if approved.

In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial, and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. Further, based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for epetraborole or our future product candidates or additional pricing pressures.

We are subject to privacy and data security laws, rules, regulations, policies, industry standards, and contractual obligations, and our failure to comply with them could harm our business.

We maintain a large quantity of sensitive information, including confidential business information and information related to our employees and we expect to maintain personal information in connection with the conduct of our clinical trials. As such, we are subject to laws and regulations governing the privacy and security of such information. In the United States, there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure, and protection of personal information, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, which may affect our business and is expected to increase our compliance costs and exposure to liability. In the United States, numerous federal and state laws and regulations could apply to our operations or the operations of our partners, including state data breach notification laws, state health information privacy laws, and federal and state consumer protection laws and regulations, including Section 5 of the Federal Trade Commission Act, that govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.

Compliance with these and any other applicable privacy and data security laws and regulations we may be subject to in the future is a rigorous and time-intensive process, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. If we fail to comply with any such laws or regulations, we may face significant fines and penalties that could adversely affect our business, financial condition, results of operations or prospects. Any failure by us or our third-party processors to comply with these data protection and privacy laws and regulations could result in significant government enforcement actions, which could include civil, criminal, and administrative penalties, orders requiring that we change our practices, claims for damages, and other liabilities, regulatory investigations and enforcement action, private litigation, significant costs of remediation, and adverse publicity, any of which could negatively affect our operating results and business. Furthermore, the laws are not consistent, and compliance in the event of a widespread data breach is costly. In addition, states are constantly adopting new laws or amending existing laws, requiring attention to frequently changing regulatory requirements.

With laws, regulations, and other obligations relating to privacy and data protection imposing new and relatively burdensome obligations, and with the substantial uncertainty over the interpretation and application of these and other obligations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices and may incur significant costs and expenses in an effort to do so. We are currently in the process of developing and updating our policies and procedures in accordance with requirements under applicable data privacy and protection laws and regulations. We do not currently have any formal data privacy policies and procedures in place and have not completed formal assessments of whether we are in compliance with all applicable data privacy laws and regulations. Additionally, if third parties with which we work, such as vendors or service providers, violate applicable laws, rules or regulations or our policies, such violations may also put our or our clinical trial and employee data, including personal data, at risk, and our business, financial condition, results of operations, and prospects may be adversely affected.

Our product candidates may be subject to government price controls that may affect our revenue.

There has been heightened governmental scrutiny in the United States and abroad of pharmaceutical pricing practices in light of the rising cost of prescription drugs and biologics. In the United States, such scrutiny has resulted in several recent Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. At the state level, legislatures have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Outside of the United States, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of epetraborole or our future product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

If we fail to comply with environmental, health, and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

We are subject to numerous environmental, health, and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment, and disposal of hazardous materials and wastes. Our operations involve the use of hazardous materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.

Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological or hazardous materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health, and safety laws and regulations. These current or future laws and regulations may impair our research, development, or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

We are subject to U.S. and certain foreign export and import controls, sanctions, embargoes, anti-corruption laws, and anti-money laundering laws and regulations. Compliance with these legal standards could impair our ability to compete in domestic and international markets. We can face criminal liability and other serious consequences for violations, which can harm our business.

We are subject to export control and import laws and regulations, including the U.S. Export Administration Regulations, U.S. Customs regulations, various economic and trade sanctions regulations administered by the U.S. Treasury Department’s Office of Foreign Assets Controls, the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, and other state and national anti-bribery and anti-money laundering laws in the countries in which we conduct activities. Anti-corruption laws are interpreted broadly and prohibit companies and their employees, agents, contractors, and other collaborators from authorizing, promising, offering, or providing, directly or indirectly, improper payments or anything else of value to recipients in the public or private sector.

We may engage third parties to sell epetraborole or our future product candidates outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract, and fraud litigation, reputational harm, and other consequences.

Risks Related to Ownership of Our Common Stock

Concentration of ownership of our common stock among our existing executive officers, directors, and principal stockholders may prevent new investors from influencing significant corporate decisions and matters submitted to stockholders for approval.

Our executive officers, directors, and current beneficial owners of 5% or more of our capital stock and their respective affiliates beneficially own, in the aggregate, a significant percentage of our outstanding common stock. As a result, these persons, acting together, would be able to significantly influence all matters requiring stockholder approval, including the election and removal of directors, any merger, consolidation, or sale of all or substantially all of our assets, or other significant corporate transactions. In addition, these persons, acting together, may have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership may harm the market price of our common stock by:

•
delaying, deferring, or preventing a change in control;
•
entrenching our management and/or the board of directors;
•
impeding a merger, consolidation, takeover, or other business combination involving us; or
•
discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

In addition, some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the price at which shares are being sold in our IPO and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition, or other change in control of our company that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

•
establish a classified board of directors such that not all members of the board are elected at one time;
•
allow the authorized number of our directors to be changed only by resolution of our board of directors;
•
limit the manner in which stockholders can remove directors from the board;
•
establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our board of directors;
•
require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;
•
limit who may call stockholder meetings;
•
authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and
•
require the approval of the holders of at least 66 2/3% of the votes that all our stockholders would be entitled to cast to amend or repeal certain provisions of our charter or bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired more than 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control transaction. They could also have the effect of discouraging others from making tender offers for our common stock, including transactions that may be in your best interests. These provisions may also prevent changes in our management or limit the price that investors are willing to pay for our stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the United States will be the exclusive forums for substantially all disputes between us and our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for:

•
any derivative action or proceeding brought on our behalf;
•
any action asserting a breach of fiduciary duty;
•
any action asserting a claim against us or any of our directors, officers, employees, or agents arising under the DGCL, our amended and restated certificate of incorporation, or our amended and restated bylaws;
•
any action or proceeding to interpret, apply, enforce, or determine the validity of our amended and restated certificate of incorporation, or our amended and restated bylaws; and
•
any action asserting a claim against us or any of our directors, officers, employees, or agents that is governed by the internal-affairs doctrine.

Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

Any person purchasing or otherwise acquiring or holding any interest in shares of our capital stock is deemed to have received notice of and consented to the foregoing provisions. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds more favorable for disputes with us or with our directors, officers, other employees or agents, or our other stockholders, which may discourage such lawsuits against us and such other persons, or may result in additional expense to a stockholder seeking to bring a claim against us. Alternatively, if a court were to find this choice of forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, results of operations, financial condition, and prospects.

We will have broad discretion in the use of our cash, including proceeds from the IPO, and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

Our management will have broad discretion in the application of our cash, including the net proceeds from the IPO, and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a negative impact on our business, cause the price of our common stock to decline, and delay the development of epetraborole and planned pipeline and expansion programs as well as commercial preparedness. Pending their use, we may invest our cash, including the net proceeds from the IPO, in a manner that does not produce value or that loses value. See the section titled “Use of Proceeds” for additional information.

We do not anticipate paying any cash dividends on our capital stock in the foreseeable future, and accordingly, stockholders must rely on capital appreciation, if any, for any return on their investment.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Instead, we plan to retain any earnings to maintain and expand our existing operations. In addition, any future credit facility or debt securities may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on our common stock. If we do not pay cash dividends, you could receive a return on your investment in our common stock only if you are able to sell your shares in the future and the market price of our common stock has increased when you sell your shares. As a result, investors seeking cash dividends should not purchase our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had federal and state net operating loss, or NOLs, carryforwards of approximately $32.1 million and $29.7 million, respectively. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future. As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

General Risk Factors

The trading price of our common stock may be volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their shares at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-Q, these factors include:

•
the commencement, enrollment, or results of our planned and future clinical trials;
•
the loss of any of our key research, development, or management personnel;
•
regulatory or legal developments in the United States and other countries;
•
the success of competitive products or technologies;
•
adverse actions taken by regulatory agencies with respect to our clinical trials or manufacturers;
•
changes or developments in laws or regulations applicable to epetraborole or any future product candidates;
•
changes to our relationships with collaborators, manufacturers, or suppliers;
•
the results of our testing and clinical trials;
•
unanticipated safety, tolerability, or efficacy concerns;

•
announcements concerning our competitors or the pharmaceutical industry in general;
•
actual or anticipated fluctuations in our operating results;
•
changes in financial estimates or recommendations by securities analysts;
•
potential acquisitions;
•
the results of our efforts to discover, develop, acquire, or in-license additional product candidates;
•
the trading volume of our common stock on The Nasdaq Global Select Market;
•
sales of our common stock by us, our executive officers and directors or our stockholders or the anticipation that such sales may occur in the future;
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States or the United Kingdom (including those relating to macroeconomic events, such as the COVID-19 pandemic and the recent outbreak of hostilities between Russia and Ukraine);
•
stock market price and volume fluctuations of comparable companies and, in particular, those that operate in the biopharmaceutical industry; and
•
investors’ general perception of us and our business.

These and other market and industry factors may cause the market price and demand for our common stock to fluctuate substantially, regardless of our actual operating performance, which may limit or prevent investors from selling their shares of our common stock at or above the price paid for the shares and may otherwise negatively affect the liquidity of our common stock. In addition, the stock market in general, and biopharmaceutical companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies.

Some companies that have experienced volatility in the trading price of their shares have been the subject of securities class action litigation. Any lawsuit to which we are a party, with or without merit, may result in an unfavorable judgment. We also may decide to settle lawsuits on unfavorable terms. Any such negative outcome could result in payments of substantial damages or fines, damage to our reputation or adverse changes to our business practices. Defending against litigation is costly and time-consuming and could divert our management’s attention and our resources. Furthermore, during the course of litigation, there could be negative public announcements of the results of hearings, motions, or other interim proceedings or developments, which could have a negative effect on the market price of our common stock.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports, about us, our business, or our market, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that equity research analysts publish about us and our business. We currently have research coverage by a limited number of equity research analysts. Equity research analysts may elect not to continue to provide research coverage of our common stock, and such lack of research coverage may adversely affect the market price of our common stock. We will not have any control over the analysts or the content and opinions included in their reports. The price of our shares could decline if one or more equity research analysts downgrade our shares or issue other unfavorable commentary or research about us. If one or more equity research analysts ceases coverage of us or fails to publish reports on us regularly, demand for our shares could decrease, which in turn could cause the trading price or trading volume of our common stock to decline.

We will incur significantly increased costs as a result of operating as a company whose common stock is publicly traded in the United States, and our management will be required to devote substantial time to new compliance initiatives.

As a public company in the United States, we will incur significant legal, accounting, and other expenses that we did not incur prior to our IPO. These expenses will likely be even more significant after we no longer qualify as an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq Stock Market LLC, and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

However, these rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404, we will be required to furnish a report by our senior management on our internal control over financial reporting. However, while we remain an emerging growth company, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To prepare for eventual compliance with Section 404, we have engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. Identifying material weaknesses could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Significant disruptions of our information technology systems or data security incidents could result in significant financial, legal, regulatory, business, and reputational harm to us.

We are increasingly dependent on information technology systems and infrastructure, including mobile technologies, to operate our business. In the ordinary course of our business, we collect, store, process, and transmit large amounts of sensitive information, including intellectual property, proprietary business information, personal information, and other confidential information. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and restricted availability of such sensitive information. We have also outsourced elements of our operations, including elements of our information technology infrastructure, to third parties and, as a result, we manage a number of third-party vendors who may or could have access to our computer networks or our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to other third parties. While all information technology operations are inherently vulnerable to inadvertent or intentional security breaches, incidents, attacks, and exposures, the accessibility and distributed nature of our information technology systems, and the sensitive information stored on those systems, make such systems potentially vulnerable to unintentional or malicious, internal, and external attacks on our technology environment. Potential vulnerabilities can be exploited from inadvertent or intentional actions of our employees, third-party vendors, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives (including industrial espionage) and expertise, including organized criminal groups, “hacktivists,” nation states, and others. In addition to the extraction of sensitive information, such attacks could include the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering, and other means to affect service reliability and threaten the confidentiality, integrity, and availability of information. In addition, the prevalent use of mobile devices increases the risk of data security incidents.

Significant disruptions of our or our third-party vendors’ or business partners’ information technology systems or other similar data security incidents could adversely affect our business operations and result in the loss, misappropriation, and unauthorized access, use or disclosure of, or the prevention of access to, sensitive information, which could result in financial, legal, regulatory, business, and reputational harm to us. In addition, information technology system disruptions, whether from attacks on our technology environment or from computer viruses, natural disasters, terrorism, war, and telecommunication and electrical failures, could result in a material disruption of our development programs and our business operations. For example, the loss of clinical trial data from ongoing, completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. We cannot ensure that our data protection efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties with which we work, will prevent breakdowns or breaches in our or their systems or other cybersecurity incidents that cause loss, destruction, unavailability, alteration, dissemination of, or damage, or unauthorized access to, our data, including personal data, assets, and other data processed or maintained on our behalf, that could have a material adverse effect upon our reputation, business, operations, or financial condition.

While we have implemented security measures intended to protect our information technology systems and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or security incidents. There is no way of knowing with certainty whether we have experienced any data security incidents that have not been discovered. While we have no reason to believe this to be the case, attackers have become very sophisticated in the way they conceal access to systems, and many companies that have been attacked are not aware that they have been attacked. Any event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our patients or employees, could disrupt our business, harm our reputation, compel us to comply with applicable federal and state breach notification laws and foreign law equivalents, subject us to time-consuming, distracting, and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations, and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us, and result in significant legal and financial exposure and reputational harm. In addition, any failure or perceived failure by us or our vendors or business partners to comply with our privacy, confidentiality, or data security-related legal or other obligations to third parties, or any further security incidents or other inappropriate access events, may result in governmental investigations, enforcement actions, regulatory fines, litigation, or public statements against us by advocacy groups or others, and could cause third parties, including clinical sites, regulators, or current and potential partners, to lose trust in us, or we could be subject to claims by third parties that we have breached our privacy- or confidentiality-related obligations. Moreover, data security incidents and other inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above. Any of the foregoing could have a material adverse effect on our reputation, business, operations, or financial condition.

We are an “emerging growth company” and as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, our common stock may be less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404, not being required to comply with the auditor requirements to communicate critical audit matters in the auditor’s report on the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We have taken advantage of reduced reporting burdens in this Form 10-Q. In particular, in this Form 10-Q, we have provided only two comparative periods of unaudited financial statements and we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

In addition, the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption and, therefore, we will not be subject to the same requirements to adopt new or revised accounting standards as other public companies that are not “emerging growth companies.”

Recent and potential future changes to U.S. and non-U.S. tax laws could materially adversely affect our company.

Existing, new, or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax policy initiatives and reforms under consideration in the United States or internationally and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. On December 22, 2017, President Trump signed into law the Tax Act, which significantly revised the Code. The overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Other legislative changes could also affect the taxation of holders of our common stock. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we have operations and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden, and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislative changes and the potential tax consequences of investing in or holding our common stock.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement, data protection, and other losses.

Our agreements with third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement or other liabilities relating to or arising from our contractual obligations. Large indemnity payments could harm our business and financial condition. Although we normally contractually limit our liability with respect to such obligations, we may still incur substantial liability. Any dispute with a third party with respect to such obligations could have adverse effects on our relationship with that third party and relationships with other existing or new partners, harming our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Stock Option Grants

For the three months ended March 31, 2022, we granted options to purchase 74,233 shares of our common stock to certain of our employees and directors with a weighted-average exercise price of $9.31 per share. The offer, sale and issuance of these options were deemed to be exempt from registration under the Securities Act in reliance on either Rule 701 in that the transactions were under compensatory benefit plans and contracts relating to compensation as provided under Rule 701 or Section 4(a)(2) in that the issuance of securities was to accredited investors in a private placement transaction that did not involve a public offering.

Issuance of Common Stock upon Conversion of Redeemable Convertible Preferred Stock

On March 29, 2022, upon the closing of our IPO, all shares of our then-outstanding redeemable convertible preferred stock automatically converted into 11,409,488 shares of common stock. The common stock was issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 3(a)(9) or Section 4(2) of the Securities Act.

Use of Proceeds

On March 24, 2022, our registration statement on Form S-1 (File No. 333-263295) was declared effective by the SEC for the initial public offering of our common stock. Our shares began trading on the Nasdaq Global Select Market on March 25, 2022, and the transaction formally closed on March 29, 2022. In connection with our IPO, we issued and sold an aggregate of 5,290,000 shares of our common stock at a price of $15.00 per share, which included the exercise in full of the underwriters' option to purchase 690,000 additional shares of our common stock at the same price per share, which closed on April 12, 2022. The aggregate gross proceeds for shares sold in our IPO was $79.4 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $8.9 million, the net proceeds from the offering were approximately $70.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated March 24, 2022 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing investment-grade securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	S-1	333-263295	3.2	March 21, 2022
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 21, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of March 31, 2022 and December 31, 2021; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2022 and 2021; (iv) the Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three months ended March 31, 2022 and 2021; (vi) the Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021; (vii) Notes to Condensed Financial Statements tagged as blocks of text.

† The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2022.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Michael A. Nazak
Michael A. Nazak
(Principal Accounting Officer)