Form 10-Q
period 2022-06-30
AN2 Therapeutics, Inc.
filed 2022-08-11
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41331

AN2 Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-0606654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 El Camino Real, Suite D Menlo Park, California	94027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 331-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ANTX	The Nasdaq Global Select Market

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

As of August 8, 2022, the registrant had 19,402,658 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$40,616	$12,097
Short-term investments	72,773	46,458
Prepaid expenses and other current assets	3,475	1,551
Right-of-use asset, net	13	—
Total current assets	116,877	60,106
Deferred offering costs	—	1,724
Long-term investments	2,419	3,486
Other assets, long-term	720	—
Total assets	$120,016	$65,316
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,612	$1,063
Accrued compensation	713	916
Accrued liabilities	1,802	1,399
Operating lease liabilities	13	—
Options subject to repurchase, short-term	9	17
Total current liabilities	4,149	3,395
Options subject to repurchase, long-term	4	13
Total liabilities	4,153	3,408
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock: $0.00001 par value; 0 and 11,409,536 shares authorized at June 30, 2022 and December 31, 2021, respectively, 0 and 11,409,488 shares issued and outstanding at June 30, 2022 and December 31, 2021; aggregate liquidation preference $0 and $103,064 at June 30, 2022 and December 31, 2021, respectively	—	109,319
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 and 0 shares authorized at June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 500,000,000 and 17,166,642 shares authorized at June 30, 2022 and December 31, 2021, respectively; 19,402,658 and 2,730,298 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	182,765	—
Accumulated other comprehensive loss	(360)	(27)
Accumulated deficit	(66,542)	(47,384)
Total stockholders’ equity (deficit)	115,863	(47,411)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity	$120,016	$65,316

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$6,698	$3,850	$12,331	$5,499
Research and development—related party	—	250	—	250
General and administrative	3,635	898	5,685	1,299
Total operating expenses	10,333	4,998	18,016	7,048
Loss from operations	(10,333)	(4,998)	(18,016)	(7,048)
Interest income	228	15	255	17
Other expense	(15)	(24)	(14)	(24)
Net loss	(10,120)	(5,007)	(17,775)	(7,055)
Accretion to redemption value and cumulative dividends on preferred stock	—	(1,904)	(1,820)	(2,665)
Net loss attributable to common stockholders	$(10,120)	$(6,911)	$(19,595)	$(9,720)
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(2.62)	$(1.74)	$(3.70)
Weighted-average number of shares used in computing net loss per share, basic and diluted	19,258,066	2,633,954	11,263,804	2,627,349
Other comprehensive loss:
Unrealized loss on investments	(202)	—	(333)	—
Comprehensive loss	$(10,322)	$(5,007)	$(18,108)	$(7,055)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2021	11,409,488	$109,319	2,730,298	$—	$—	$(27)	$(47,384)	$(47,411)
Accretion to redemption value and cumulative dividends on preferred stock	—	1,820	—	—	(437)	—	(1,383)	(1,820)
Conversion of convertible preferred stock into common stock	(11,409,488)	(111,139)	11,409,488	—	111,139	—	—	111,139
Issuance of common stock upon initial public offering, net of underwriters' commission and offering costs of $8.1 million	—	—	4,600,000	—	60,836	—	—	60,836
Vesting of early exercised stock options	—	—	—	—	14	—	—	14
Repurchase of early exercised stock options	—	—	(27,128)	—	(11)	—	—	(11)
Stock-based compensation	—	—	—	—	449	—	—	449
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	(7,655)	(7,655)
Balances at March 31, 2022	—	$—	18,712,658	$—	$171,990	$(158)	$(56,422)	$115,410
Issuance of common stock upon exercise of the underwriter's option to purchase common stock in connection with the initial public offering, net of underwriters' commission and offering costs of $0.8 million	—	—	690,000	—	9,530	—	—	9,530
Vesting of early exercised stock options	—	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	1,242	—	—	1,242
Unrealized gain on available-for-sale investments	—	—	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	—	—	(10,120)	(10,120)
Balances at June 30, 2022	—	$—	19,402,658	$—	$182,765	$(360)	$(66,542)	$115,863

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	6,076,196	$23,070	2,707,468	$—	$—	$—	$(20,319)	$(20,319)
Issuance of Series B redeemable convertible preferred stock at $15 per share for cash, net of issuance costs of $266	5,333,292	79,734	—	—	—	—	—	—
Issuance of common stock upon the exercise of stock options	—	—	22,830	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	—	8	—	—	8
Accretion to redemption value and cumulative dividends on preferred stock	—	761	—	—	(14)	—	(747)	(761)
Net loss	—	—	—	—	—	—	(2,048)	(2,048)
Balances at March 31, 2021	11,409,488	$103,565	2,730,298	$—	$—	$—	$(23,114)	$(23,114)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	179	—	—	179
Accretion to redemption value and cumulative dividends on preferred stock	—	1,904	—	—	(183)	—	(1,721)	(1,904)
Net loss	—	—	—	—	—	—	(5,007)	(5,007)
Balances at June 30, 2021	11,409,488	$105,469	2,730,298	$—	$—	$—	$(29,842)	$(29,842)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(17,775)	$(7,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,691	187
Non-cash operating lease expense	37	—
Net accretion of discounts on investments	(72)	11
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(2,644)	(956)
Increase in accounts payable	1,987	652
Decrease in accrued compensation	(203)	(129)
Increase in accrued liabilities	679	490
Decrease in operating lease liabilities	(37)	—
Net cash used in operating activities	(16,337)	(6,800)
Cash flows from investing activities
Purchase of investments	(53,984)	(49,284)
Proceeds upon maturities of investments	28,475	—
Net cash used in investing activities	(25,509)	(49,284)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	79,734
Proceeds from exercise of stock options	—	10
Repurchase of early exercised stock options	(11)	—
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	70,376	—
Net cash provided by financing activities	70,365	79,744
Net increase in cash and cash equivalents	28,519	23,660
Cash and cash equivalents at the beginning of the period	12,097	4,070
Cash and cash equivalents at the end of the period	$40,616	$27,730
Supplemental disclosure of noncash financing items
Conversion of redeemable convertible preferred stock into common stock	$111,139	$—
Accretion to redemption value and cumulative dividends on preferred stock	1,820	2,665
Issuance costs for initial public offering included in accounts payable and accrued liabilities	10	—

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

On April 8, 2022, the underwriters from the IPO exercised an option to purchase 690,000 additional shares of the Company's common stock at a public offering price of $15.00 per share, resulting in additional gross proceeds to the Company of $10.4 million, and additional net proceeds of approximately $9.5 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in the IPO increased to 5,290,000 shares with total net proceeds to the Company of approximately $70.4 million.

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of June 30, 2022, the condensed statements of operations and comprehensive loss and the condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and six months ended June 30, 2022 and 2021, and the condensed statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2022 and the results of its operations and its cash flows for the six months ended June 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the six months ended June 30, 2022 and 2021 are also unaudited. The results for the six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the prospectus filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 24, 2022.

Risks and Uncertainties

Liquidity

Prior to the Company’s IPO in March 2022, the Company’s operations have historically been financed through the issuance of redeemable convertible preferred stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the six months ended June 30, 2022 and 2021, the Company incurred a net loss of $17.8 million and $7.1 million, respectively, and had cash flows used in operating activities of $16.3 million and $6.8 million, respectively. The Company has an accumulated deficit as of June 30, 2022 and December 31, 2021 of $66.5 million and $47.4 million, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidate currently in development.

As of June 30, 2022, the Company had cash, cash equivalents and short-term investments of $113.4 million. Management believes that its cash, cash equivalents and investments as of June 30, 2022 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials and clinical trial material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

In February 2022, Russia commenced a military invasion of Ukraine. The ongoing geopolitical turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have caused disruptions in the global economy, related to trade and shipping, and increased costs of transportation, as well as potentially affecting the availability of European clinical sites. The duration and impact of the conflict between Russia and Ukraine is highly unpredictable and the extent to which the conflict may impact certain of the Company's clinical development and regulatory efforts remains uncertain. While the Company does not currently conduct any trials in Russia or Ukraine that are impacted by the present conflict, any disruptions or increased costs related to the shipping of supplies and drug product necessary to conduct the Company's trials, as well as the continued availability of European clinical sites, could negatively impact the Company's liquidity and cash flows.

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

Redeemable Convertible Preferred Stock

The Company recorded the redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The carrying value of the redeemable convertible preferred stock was accreted to its redemption value. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of June 30, 2022.

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

For option awards that contain performance conditions, compensation cost is recognized in the period in which it becomes probable that the performance condition will be satisfied. For option awards that vest upon a liquidity event or a change in control, the performance condition is not probable of being achieved until the event occurs. As a result, no compensation expense would be recognized until the performance-based vesting condition is achieved.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, corporate debt securities and corporate commercial paper, are stated at fair value. As of June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $40.6 million and $12.1 million, respectively.

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

Unrealized gains and losses on available-for-sale investments are reported in accumulated other comprehensive gain (loss) as a separate component of stockholders’ equity (deficit). Investments are regularly reviewed for other-than-temporary declines in fair value. The review includes consideration of the cause of impairment, including the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold, if any, is based on the specific identification method. To date, the Company has not recorded any impairment charges on its investments related to other-than-temporary declines in market value. As of June 30, 2022 and December 31, 2021, the Company had investments of $75.2 million and $49.9 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institution holding its cash to the extent recorded on the condensed balance sheets. Through June 30, 2022, the Company has no off-balance sheet concentrations of credit risk.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the six months ended June 30, 2022 the Company had $0.3 million of net unrealized loss on available-for-sale investments, and no net unrealized gain or loss on available-for-sale investments for the six months ended June 30, 2021.

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

The Company adopted the new standard on January 1, 2022 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the condensed financial statements and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company has elected to combine lease components (e.g., fixed rent payments) with non-lease components (e.g., common-area maintenance costs) on its facility and CRO embedded lease asset classes. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease practical expedients allowed under the standard. Lastly, the Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date.

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

Note 3. Fair Value Measurements

The Company records certain financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$392	$—	$—	$392
Commercial paper	Level 2	21,237	—	(9)	21,228
U.S. Government agency securities	Level 2	4,991	—	—	4,991
Short-term investments:
U.S. Treasury securities	Level 1	34,850	—	(243)	34,607
Commercial paper	Level 2	35,260	1	(96)	35,165
Asset-backed securities	Level 2	3,009	—	(8)	3,001
Long-term investments:
U.S. Treasury securities	Level 1	2,433	—	(14)	2,419
Total		$102,172	$1	$(370)	$101,803

	December 31, 2021
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$3,567	$—	$—	$3,567
Commercial paper	Level 2	2,999	—	—	2,999
Corporate debt securities	Level 2	1,501	—	—	1,501
Short-term investments:
U.S. Treasury securities	Level 1	4,500	—	(11)	4,489
Commercial paper	Level 2	33,716	4	(5)	33,715
Asset-backed securities	Level 2	8,261	—	(7)	8,254
Long-term investments:
U.S. Treasury securities	Level 1	3,494	—	(8)	3,486
Total		$58,038	$4	$(31)	$58,011

For the six months ended June 30, 2022 and 2021, there were no other-than-temporary impairment charges recognized in accumulated other comprehensive income.

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities and asset- backed-securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the six months ended June 30, 2022.

As of June 30, 2022, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the six months ended June 30, 2022 and 2021, the Company did not sell any available-for-sale investments.

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

None of the future development, regulatory, commercial or sales milestones or royalty payments were recognized during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company recorded $0.3 million in research and development expense—related party payable to Anacor upon the achievement of a milestone.

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

Note 5. Leases

In May 2021, the Company entered into an operating lease agreement for its principal office in Menlo Park, California. In September 2021, the lease was amended to extend the term to expire in August 2022. Under the lease agreement, the Company has one 12-month renewal option through August 2023.

The Company has not entered into any finance lease agreements as of June 30, 2022.

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of June 30, 2022 (in thousands):

Operating Leases
2022 (remaining six months)	$13
2023 and thereafter	—
Total future undiscounted lease payments	13
Less: Imputed interest	—
Total Lease Liabilities	$13

The following table summarizes total lease expense during the three and six months ended June 30, 2022 (in thousands):

	Condensed Statements of Operations and Comprehensive Loss Classification	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease expense	Operating expenses	$19	$38
Short-term lease expense	Operating expenses	18	36
Total lease expense		$37	$74

Rent expense was insignificant during the three and six months ended June 30, 2021.

The Company paid $0.02 million and $0.04 million in operating cash flows from operating leases for amounts included in the measurement of liabilities during the three and six months ended June 30, 2022, respectively.

As of June 30, 2022, the weighted-average remaining lease and discount rate term for operating leases was 0.17 years and 8.0%, respectively.

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development-related expenses	$1,201	$495
Accrued research and development-related expenses—related party	—	500
Accrued professional services expenses	582	50
Accrued offering costs	10	313
Other	9	41
Total accrued liabilities	$1,802	$1,399

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2022 and December 31, 2021, and no material legal proceedings are currently pending or threatened.

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

Adjuvant’s investment supports the development of the Company’s product candidate, epetraborole, for use in melioidosis-endemic and melioidosis-at-risk countries as defined in the agreement. These global access commitments became effective as of the Series A redeemable convertible preferred stock financing closing date and will remain in effect until the latter of either that Adjuvant ceases to be a shareholder of the Company, or ten years following epetraborole approval for the treatment of melioidosis by a regulatory authority.

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

In conjunction with Adjuvant’s investment in the Company’s Series B redeemable convertible preferred stock financing in March 2021, the Company entered into an Amended and Restated Global Health Agreement (the “Adjuvant Amendment”). The Adjuvant Amendment expands Adjuvant’s investment support to include the development of the Company’s product candidate, epetraborole, for use in tuberculosis-endemic and tuberculosis-at-risk countries as defined in the agreement. Adjuvant purchased 466,663 shares of the Company’s Series B redeemable convertible preferred stock in 2021 for a total investment of $7.0 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose. As of June 30, 2022, the $7.0 million proceeds from Adjuvant’s Series B investment have been fully utilized to support the epetraborole development program, which overlaps with the melioidosis and other global health development programs.

In connection with Adjuvant’s investment in the Company’s Common Stock as part of the IPO, the Company entered into an Amended and Restated Global Health Agreement dated March 24, 2022 (the “2022 Adjuvant Amendment”). As part of the Adjuvant IPO Amendment, Adjuvant purchased 166,666 shares of the Company's Common Stock in March 2022 for a total additional investment of $2.5 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose. The Company has complied with all applicable covenants as of June 30, 2022. As of June 30, 2022, the $2.5 million of proceeds from Adjuvant’s IPO investment have been fully utilized to support the epetraborole development program, which overlaps with the melioidosis and other global health development programs.

Note 8. Equity

Common Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 500,000,000 shares of $0.00001 par value common stock. Holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date.

Common shares reserved for future issuance, on an as-if-converted basis, as of June 30, 2022 and December 31, 2021, consists of the following:

	June 30, 2022	December 31, 2021
Series A redeemable convertible preferred stock	—	6,076,196
Series B redeemable convertible preferred stock	—	5,333,292
Stock options, issued and outstanding	2,468,491	1,589,120
Stock options, authorized for future issuance	1,955,430	937,673
Total	4,423,921	13,936,281

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding at June 30, 2022 and December 31, 2021.

Redeemable Convertible Preferred Stock

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 11,409,488 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of June 30, 2022.

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

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other forms of awards to employees, directors, and consultants. As of June 30, 2022, no stock appreciation rights, restricted stock awards, restricted stock unit awards or performance awards were issued.

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

Since the date of incorporation and through June 30, 2022, the Company issued stock options to its employees, directors and consultants. As of June 30, 2022, 1,955,430 shares of common stock remained available for future issuance under the 2022 Plan.

ISOs granted to newly hired employees under the 2022 Plan generally vest 25% after the completion of 12 months of service, and the balance vests in equal monthly installments over the next 36 months of service and expire ten years from the grant date, unless subject to provisions regarding 10% stockholders. ISOs granted to existing employees generally vest ratably over a 48 month period of service and expire ten years from the grant date. NSOs vest in accordance with the terms of the specific agreement under which the options were provided and expire ten years from the date of grant.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$433	$62	$641	$68
General and administrative expenses	809	117	1,050	119
Total	$1,242	$179	$1,691	$187

Stock Option Plan Activity

A summary of the stock plan activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,589,120	$5.95	9.27	$5,482
Granted	911,203	16.18
Forfeited	(31,832)	6.60
Outstanding at June 30, 2022	2,468,491	$9.72	9.17	$3,280
Exercisable as of June 30, 2022	628,431	$4.89	8.49	$2,359

As of June 30, 2022, there was unrecognized share-based compensation expense of $14.4 million related to unvested share options which the Company expects to recognize over a weighted-average period of 3.1 years. The total fair value of shares vested during the six months ended June 30, 2022 was $1.6 million.

Weighted-average grant-date fair value of the options granted during the six months ended June 30, 2022 was $11.47 per share. No options were exercised during the six months ended June 30, 2022.

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

As of June 30, 2022, there were 31,148 unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares which are subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48th of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the optionholders pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. As of June 30, 2022, the Company recorded an insignificant amount of liabilities associated with the cash received for shares issued subject to repurchase rights, recorded within the options subject to repurchase, short-term, and options subject to repurchase, long-term on the Company's condensed balance sheets.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(10,120)	$(5,007)	$(17,775)	$(7,055)
Add accretion to redemption value and cumulative dividends on preferred stock	—	(1,904)	(1,820)	(2,665)
Net loss attributable to common stockholders	$(10,120)	$(6,911)	$(19,595)	$(9,720)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	19,258,066	2,633,954	11,263,804	2,627,349
Net loss per share attributable to common stockholders, basic and diluted	$(0.53)	$(2.62)	$(1.74)	$(3.70)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2022	2021
Series A redeemable convertible preferred stock	—	6,076,196
Series B redeemable convertible preferred stock	—	5,333,292
Options issued and outstanding	2,468,491	1,072,613
Early exercised common stock subject to future vesting	31,148	91,224
Total	2,499,639	12,573,325

Note 11. Related Party Transactions

In the six months ended June 30, 2022, the Company paid a $0.5 million development milestone payment to Anacor that was recognized as expense in 2021. At December 31, 2021, this amount was included as accrued expenses in the accompanying balance sheet.

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

Note 12. Subsequent Events

In July 2022, the Company exercised its option to extend the term of the operating lease agreement for its principal office in Menlo Park, California for 12 months and added options to further extend the lease term. Under the amendment to the lease agreement, the Company now has two additional 12-month lease renewal options through August 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2022 and results of operations for the three and six months ended June 30, 2022 and 2021 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited financial statements for the year ended December 31, 2021 included in our other SEC filings, including the Company’s final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 24, 2022 and related exhibits. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a clinical-stage biopharmaceutical company developing treatments for rare, chronic, and serious infectious diseases with high unmet needs. Our initial product candidate is epetraborole, a once-daily, oral treatment for patients with NTM lung disease, a rare, chronic and progressive infectious disease caused by bacteria known as mycobacteria that leads to irreversible lung damage and can be fatal. Epetraborole has broad spectrum antimycobacterial activity through inhibition of an essential and universal step in bacterial protein synthesis. Its novel mechanism of action is enabled by boron chemistry, our core technology approach. We have recently initiated patient enrollment in a Phase 2/3 pivotal clinical trial in treatment-refractory MAC lung disease, which is the most common type of NTM lung disease. Interim data from our completed Phase 1b dose-ranging study of epetraborole administered orally for 28 days in healthy volunteers in Australia and data from our two nonclinical chronic toxicology studies (six-month rats and nine-month non-human primates) have informed our selection of a 500 mg once-daily dose for our Phase 2/3 pivotal clinical trial in treatment-refractory MAC lung disease patients. Based on feedback from the U.S. Food and Drug Administration (“FDA”), we believe our Phase 2/3 pivotal clinical trial design has the potential to be sufficient for regulatory approval in the United States. In June 2022, we initiated patient enrollment in our Phase 2/3 pivotal clinical trial, with topline results for the Phase 2 part of the trial anticipated in the middle of 2023 and for the Phase 3 part of the trial anticipated in the middle of 2024, pending any sample size adjustments that may be required to the Phase 3 portion based on treatment effects of epetraborole-containing regimens that may be observed in the Phase 2 portion of the trial, if any. We also received Fast Track designation by the FDA to investigate epetraborole for treatment-refractory MAC lung disease. Epetraborole has also been designated as a Qualified Infectious Disease Product (“QIDP”) for treatment-refractory MAC lung disease by the FDA and received FDA orphan drug designation for the treatment of infections caused by NTM. We have completed enrollment in the Phase 1 safety and pharmacokinetics study of oral epetraborole in healthy volunteers in Japan. We recently met with the Japanese Pharmaceutical and Medical Devices Agency (“PMDA”) and gained alignment on the use of a microbiological primary endpoint to support registration in Japan. We are planning to include Japanese patients in the Phase 2/3 pivotal clinical trial and expect that the data from the ongoing pivotal Phase 2/3 clinical trial of oral epetraborole for treatment-refractory MAC lung disease, if positive, will serve as the basis for the application for marketing approval in Japan. Based on clinical and preclinical data generated with epetraborole, its novel mechanism of action, and the convenience associated with once-daily, oral dosing, we believe that epetraborole has the potential to become an important component of a multi-drug treatment regimen for patients suffering from NTM lung disease.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $17.8 million and $7.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $66.5 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our IPO. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2022, we completed our IPO, with net proceeds of $60.9 million.

On April 8, 2022, in connection with our IPO, the underwriters exercised an option to purchase an additional 690,000 shares at a public offering price of $15.00 per share, resulting in additional gross proceeds to the Company of $10.4 million, or net proceeds of approximately $9.5 million. After giving effect to this exercise of the overallotment option, the total number of shares sold by the Company in the IPO increased to 5,290,000 shares with total gross proceeds of $79.4 million. We received proceeds of approximately $70.4 million, net of underwriting discounts, commissions and offering expenses. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $113.4 million. We believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	June 30,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$6,698	$3,850	$2,848	74%
Research and development—related party	—	250	(250)	*
General and administrative	3,635	898	2,737	305%
Total operating expenses	10,333	4,998	5,335	107%
Loss from operations	(10,333)	(4,998)	(5,335)	107%
Interest income	228	15	213	*
Other income (expense)	(15)	(24)	9	-38%
Net loss	$(10,120)	$(5,007)	$(5,113)	102%
*Change not meaningful

Research and Development Expenses

Research and development expenses, including related-party research and development expenses, were $6.7 million for the three months ended June 30, 2022 compared to $4.1 million for the three months ended June 30, 2021. The increase of $2.6 million was primarily due to increases in personnel-related expenses and expenses related to outside services, consultants and clinical trials. Personnel-related costs increased by $1.2 million, as a direct result of our increased research and development headcount. Costs related to clinical trials and services increased by $1.4 million and toxicology and research study costs increased by $0.3 million, offset by decreases in costs related to chemical manufacturing of $0.6 million and a decrease in licensing fee costs of $0.3 million. Outside services and consultants increased by $0.5 million for clinical trial activities, preclinical testing, regulatory and manufacturing costs. Facility-related expenses, including rent, utilities and information technology expenses, increased by $0.1 million to support our increased headcount.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	June 30,
	2022	2021	Change
	(in thousands)
Clinical, nonclinical and preclinical expenses	$5,277	$2,540	$2,737
Chemistry Manufacturing and Controls (CMC) expenses	727	1,242	(515)
Regulatory and other expenses	694	68	626
Research and development—related party	—	250	(250)
Total research and development expenses	$6,698	$4,100	$2,598

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended June 30, 2022 compared to $0.9 million for the three months ended June 30, 2021. The increase of $2.7 million was primarily attributable to a $1.2 million increase in personnel-related costs as we expanded our headcount, a $0.5 million increase in legal, accounting and tax costs and a $0.3 million increase in outside services for professional services to support our ongoing operations. Facility-related expenses, including rent, insurance, utilities and information technology expenses, increased by $0.7 million to support our increased headcount.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations:

	Six Months Ended
	June 30,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$12,331	$5,499	$6,832	124%
Research and development—related party	—	250	(250)	*
General and administrative	5,685	1,299	4,386	338%
Total operating expenses	18,016	7,048	10,968	156%
Loss from operations	(18,016)	(7,048)	(10,968)	156%
Interest income	255	17	238	*
Other income (expense)	(14)	(24)	10	-42%
Net loss	$(17,775)	$(7,055)	$(10,720)	152%
*Change not meaningful

Research and Development Expenses

Research and development expenses, including related-party research and development expenses, were $12.3 million for the six months ended June 30, 2022 compared to $5.8 million for the six months ended June 30, 2021. The increase of $6.5 million was primarily due to increases in personnel-related expenses and expenses related to outside services, consultants and clinical trials. Personnel-related costs increased by $2.3 million, as a direct result of our increased research and development headcount. Costs related to clinical trials and services increased by $3.7 million and toxicology and research study costs increased by $0.1 million, offset by decreased costs related to chemical manufacturing of $0.3 million and a decrease in licensing fee costs of $0.3 million. Costs related to outside services and consultants increased by $0.8 million for clinical trial activities, preclinical testing, regulatory and manufacturing costs. Facility-related expenses, including rent, utilities and information technology expenses, increased by $0.2 million to support our increased headcount.

The following table shows our research and development expenses by type of activity:

	Six Months Ended
	June 30,
	2022	2021	Change
	(in thousands)
Clinical, nonclinical and preclinical expenses	$9,560	$3,717	$5,843
Chemistry Manufacturing and Controls (CMC) expenses	1,568	1,682	(114)
Regulatory and other expenses	1,203	100	1,103
Research and development—related party	—	250	(250)
Total research and development expenses	$12,331	$5,749	$6,582

General and Administrative Expenses

General and administrative expenses were $5.7 million for the six months ended June 30, 2022 compared to $1.3 million for the six months ended June 30, 2021. The increase of $4.4 million was primarily attributable to a $2.0 million increase in personnel-related costs as we expanded our headcount, a $0.9 million increase in legal, accounting and tax costs and a $0.7 million increase in outside services for professional services to support our ongoing operations. Facility-related expenses, including rent, insurance, utilities and information technology expenses, increased by $0.8 million to support our increased headcount.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2022, we have funded our operations through our IPO and private placements of our redeemable convertible preferred stock and have raised net cash proceeds of $70.4 million and $91.6 million from our IPO (including the exercise of the underwriter’s overallotment option) and the issuance of our redeemable convertible preferred stock, respectively. Key financing milestones include the following:

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
•
In March 2021, we raised net cash proceeds of $79.7 million from issuance of our Series B redeemable convertible preferred stock.
•
In March 2022, we raised net cash proceeds of $60.9 million from our IPO.
•
In April 2022, we raised net cash proceeds of $9.5 million from the exercise of the underwriter’s overallotment option.

Future Funding Requirements

We have incurred net losses since our inception. For the six months ended June 30, 2022 and 2021, we had net losses of $17.8 million and $7.1 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2022, we had an accumulated deficit of $66.5 million. As of June 30, 2022, we had cash, cash equivalents and short-term investments of $113.4 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Six Months Ended
	June 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(16,337)	$(6,800)
Cash used in investing activities	(25,509)	(49,284)
Cash provided by financing activities	70,365	79,744
Net increase in cash	$28,519	$23,660

Cash Used in Operating Activities

Net cash used in operating activities was $16.3 million for the six months ended June 30, 2022, which consisted of a net loss of $17.8 million, due to the use of funds to develop our initial drug product candidate and a net increase of $0.2 million in our net operating assets and liabilities, partially offset by $1.7 million in non-cash charges. The net increase in our operating assets and liabilities was primarily due to an increase of $2.6 million in prepaid expenses and other current assets, partially offset by an increase of $2.4 million in accounts payable, accrued compensation and accrued liabilities due to an increase in accrued research and development expenses. The non-cash charges consisted of stock-based compensation expense of $1.7 million.

Net cash used in operating activities was $6.8 million for the six months ended June 30, 2021, which consisted of a net loss of $7.1 million, due to the use of funds to develop our initial drug product candidate and a net decrease of $0.1 million in our net operating assets and liabilities, partially offset by $0.2 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to an increase of $1.0 million in accounts payable, accrued compensation and accrued liabilities due to an increase in accrued research and development expenses, partially offset by an increase of $0.9 million in prepaid expenses and other current assets. The non-cash charges consisted of stock-based compensation expense of $0.2 million.

Cash Used in Investing Activities

Net cash used in investing activities was $25.5 million for the six months ended June 30, 2022, which primarily consisted of $54.0 million in purchases of investments, partially offset by $28.5 million in proceeds from sales and maturities of investments.

Net cash used in investing activities was $49.3 million for the six months ended June 30, 2021, which primarily consisted of purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $70.4 million for the six months ended June 30, 2022, which primarily consisted of net proceeds from issuance of common stock in our IPO.

Net cash provided by financing activities was $79.7 million for the six months ended June 30, 2021, which primarily consisted of net proceeds from the closing of our Series B redeemable convertible preferred stock financing.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, which include stock options. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. We account for forfeitures as they occur. In determining fair value of the stock options granted, we use the Black–Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate, and expected dividends. See Note 10 to our unaudited financial statements included elsewhere in this Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the six months ended June 30, 2022 and 2021. Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized; and the resulting change in fair value, if any, is recognized in our statement of operations and comprehensive loss during the period the related services are rendered. These inputs are subjective and generally require significant analysis and judgment to develop.

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

For the six months ended June 30, 2022 and 2021, there was an no cash received and an insignificant amount of cash received upon exercise of stock options, respectively.

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

Redeemable Convertible Preferred Stock

We recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock was recorded outside of permanent equity because while it is not mandatorily redeemable, in certain events considered not solely within our control, such as a merger, acquisition, or sale of all or substantially all of our assets (each, a deemed liquidation event), the redeemable convertible preferred stock would have become redeemable at the option of the holders of at least a majority of the then outstanding such shares. In addition, shares of preferred stock must be redeemed by the Company at a price of $2.55 and $15.00 per share for Series A and Series B redeemable convertible stock, respectively, plus any accrued dividends (whether or not declared) in three annual installments on or after the seventh anniversary of the Series B original issue date (on or after March 5, 2028) upon a written request by at least two-thirds of the holders of the Series A and Series B redeemable convertible preferred stock, voting together as a single class. During the six months ended June 30, 2022 and 2021, we have accreted $1.8 million and $2.7 million, respectively, to the redemption value of the redeemable convertible preferred stock representing cumulative dividends. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of June 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $115.8 million as of June 30, 2022, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities.

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

Foreign Currency Risk

A portion of our expenses are denominated in foreign currencies, most notably the Australian Dollar. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. The Company was not exposed to material foreign currency risk during the quarter ended June 30, 2022.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and operating costs including clinical trial, non-clinical study and manufacturing costs. We believe that inflation has not had a material effect on our unaudited condensed financial statements included elsewhere in this Form 10-Q.

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

Our CEO and CFO have concluded that as of June 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due the material weakness in internal control over financial reporting previously disclosed in the prospectus dated March 24, 2022 and included below.

Notwithstanding the identified material weaknesses, management, including our CEO and CFO, have determined, based on the procedures we have performed, that the condensed financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at June 30, 2022 and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
We depend to a large degree on the success of epetraborole, for which we have recently initiated patient enrollment in a Phase 2/3 pivotal clinical trial. If we do not obtain regulatory approval for and successfully commercialize epetraborole or any of our future product candidates, or if we experience significant delays in doing so, we may never become profitable.
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
▪
Future legislation, and/or regulations and policies adopted by the FDA, the EMA, the PMDA, the TGA or comparable regulatory authorities, may increase the time and cost required for us to conduct and complete clinical trials of epetraborole or other future product candidates.
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2017. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Our initial product candidate, epetraborole, is currently in clinical development. Our net loss was $17.8 million and $7.1 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $66.5 million. We have funded our operations to date primarily with proceeds from our IPO and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We are still in the early stages of development of epetraborole, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We believe that the net proceeds from the IPO, together with our existing cash, will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

Risks Related to the Development of Our Current and Future Product Candidates

We depend to a large degree on the success of epetraborole, for which we have recently initiated patient enrollment in a Phase 2/3 pivotal clinical trial. If we do not obtain regulatory approval for and successfully commercialize epetraborole or any of our future product candidates, or if we experience significant delays in doing so, we may never become profitable.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources on the development of our initial product candidate, epetraborole, as a treatment for serious infections caused by NTM lung disease resulting from MAC bacteria. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of epetraborole. As a result, our business currently depends heavily on the successful development, regulatory approval, and, if approved, commercialization of epetraborole or any of our future product candidates. We cannot be certain that any product candidates will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of epetraborole or any of our future product candidates are, and will remain, subject to comprehensive regulation by the FDA, the EMA, the PMDA, the TGA, and other comparable foreign regulatory authorities. To date, we have completed one clinical trial, a Phase 1b dose-ranging study of epetraborole in Australia, have completed enrollment in a Phase 1 safety and pharmacokinetics study of oral epetraborole in healthy volunteers in Japan, and have commenced enrollment in a Phase 2/3 pivotal clinical study of epetraborole, in the United States. Before obtaining regulatory approvals for the commercial sale of epetraborole and any future product candidates, we must demonstrate through preclinical and nonclinical studies and clinical trials that the product candidate is safe and effective for use in the target indication. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage during our nonclinical studies, clinical trials, or drug product manufacturing process. These delays could be caused by a variety of factors, including but not limited to, toxicity, safety, tolerability, efficacy, drug product availability, stability, and impurity issues related to drug product manufacturing. Failure to obtain regulatory approval for epetraborole and our future product candidates in the United States or other territories will prevent us from commercializing and marketing such product candidates. The success of epetraborole and our future product candidates will depend on several additional factors, including:

•
successful completion of preclinical and nonclinical studies and requisite clinical trials;
•
performing preclinical studies and clinical trials in compliance with the FDA, the EMA, the PMDA, the TGA, or any comparable regulatory authority requirements;
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

Success in preclinical or nonclinical studies or initial clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the safety, tolerability, and efficacy of a product candidate. These clinical trials were not conducted in patients with NTM lung disease nor were they conducted over durations greater than 14 days, shorter than the typical treatment of patients with NTM lung disease. Epetraborole and our future product candidates may fail to show the desired safety, tolerability, and efficacy in clinical development despite promising results in preclinical studies or having successfully advanced through initial clinical trials in healthy volunteers. For instance, with respect to epetraborole, we cannot guarantee that the dose regimen used in our recently initiated Phase 2/3 pivotal clinical trial will be safe, tolerable, or effective. We cannot guarantee that the dose selection approach—including input from preclinical infection models, preclinical mitigation of resistance development through use of combination antibiotic regimens, pharmacokinetic and pharmacodynamic modeling, data from chronic toxicology studies, plus pharmacokinetic and safety data from our Phase 1b dose-ranging study in healthy volunteers—will be validated in our recently initiated Phase 2/3 pivotal clinical trial in patients with treatment-refractory MAC lung disease. The dosage regimen used in the recently initiated single Phase 2/3 pivotal clinical trial will be the first evaluation of epetraborole in patients with MAC lung disease and specifically in treatment-refractory patients.

In addition, safety, tolerability, and pharmacokinetic observations of epetraborole, used as monotherapy, in previous clinical trials conducted by Anacor and GSK, including penetration into alveolar (lung) macrophages and the long-term effects on red blood cell-related hematological parameters, such as hemoglobin and reticulocytes, may not be predictive of safety or efficacy results in our Phase 1b study or our recently initiated Phase 2/3 pivotal clinical trial. There are significant differences in the epetraborole Phase 1 clinical trial conducted by Anacor and the five Phase 1 clinical trials and two Phase 2 clinical trials conducted by GSK compared to the clinical trial design of our recently initiated Phase 2/3 pivotal clinical trial. Other differences with these prior clinical trials, including differences in patient population, targeted indication, drug product formulation, and trial design, will limit our use of prior clinical data for epetraborole and our ability to support our proposed clinical trial plan for epetraborole with the FDA.

We have recently initiated patient enrollment in a single Phase 2/3 pivotal clinical trial as the basis for submission to the FDA for product approval of epetraborole, and there can be no assurance that the single study will be sufficient for product approval.

The FDA generally requires two well-controlled Phase 3 clinical trials for product approval. However, in some cases the FDA has not required two Phase 3 clinical trials for product approval. For example, amikacin liposome inhalation suspension, marketed by Insmed Incorporated as Arikayce, was approved to treat treatment-refractory NTM lung disease caused by MAC on the basis of a single Phase 3 clinical trial. We have recently initiated a single Phase 2/3 pivotal clinical trial to support approval of epetraborole in MAC, but there can be no assurance that the FDA will not require additional clinical trials for approval of epetraborole.

The data we have collected and expect to collect in our Phase 1 program, and from the Phase 2 portion of our recently initiated Phase 2/3 pivotal clinical trial may not support continued clinical investigation due to insufficient efficacy results or adverse safety events or may lead to adjustments in trial design, rendering it not feasible to conduct or not acceptable to the FDA or to us, including adjustments to clinical trial endpoints and sample size for the Phase 3 portion of our recently initiated Phase 2/3 pivotal clinical trial. Our current trial design for our Phase 2/3 pivotal clinical trial includes a Phase 2 portion that we expect will inform endpoint selection for the Phase 3 portion of the trial and gather data on the treatment effects of epetraborole-containing regimens, if any, which may require increases or other adjustments in the sample size for the Phase 3 portion and which could result in a delay in topline results for the Phase 3 portion of the trial.

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

There is a high failure rate for drug and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. For example, a Phase 2 clinical trial conducted by GSK to evaluate epetraborole in patients with complicated urinary tract infections was terminated early due to microbiological findings of resistance to epetraborole, which caused GSK to discontinue its epetraborole development program. In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. Furthermore, the dosing duration for administering epetraborole in humans has been limited to a maximum of 28 days in previous clinical trials, and epetraborole has not yet been studied in patients with NTM lung disease for any dosing duration. We anticipate that the dosing duration for epetraborole in our recently initiated Phase 2/3 pivotal clinical trial will extend to 16 months or longer. The longer dosing duration expected in our Phase 2/3 pivotal clinical trial, as well as the use of epetraborole in patients with NTM lung disease, may increase the risk of hematological abnormalities or the potential for the emergence of new, unknown treatment-emergent adverse events. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations, and prospects.

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
•
we may be unable to successfully defeat bacterial resistance mechanisms in our recently initiated epetraborole Phase 2/3 pivotal clinical trial, which may require early termination of the trial or abandonment of our epetraborole program;
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

If we are required to conduct additional clinical trials (for instance, if regulatory authorities required us to conduct a separate Phase 2 clinical trial prior to the initiation of a Phase 3 clinical trial, rather than the recently initiated Phase 2/3 pivotal clinical trial as designed) or other testing of epetraborole or any of our future product candidates beyond the studies that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of epetraborole or any of our future product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns observed in these trials or tests, we may:

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

Epetraborole is not yet approved by the FDA, the EMA, the PMDA, the TGA, or any other regulatory agency and has not yet been tested extensively in patients. In previous development programs evaluating epetraborole, which largely used higher doses administered intravenously and orally, subjects and patients receiving epetraborole experienced drug-related side effects. For example, the most common drug-related adverse events observed in oral administration of epetraborole in humans were gastrointestinal in nature. Further, in a 26-week study conducted with epetraborole in rats and in a 39-week study conducted with epetraborole in non-human primates, safety observations of reduced hematocrit, hemoglobin, and other associated red blood cell-related parameters (red cell distribution width, mean corpuscular volume, mean corpuscular hemoglobin concentration, mean corpuscular hemoglobin) levels were observed, which remained below normal during the recovery period of the study while other blood cell parameters returned to normal levels. In a Fertility and Embryo-Fetal Development study of epetraborole in rats, there were no external fetal malformations or variations, no soft-tissue (visceral or fixed-head) fetal malformations or variations, and no skeletal fetal malformations attributed to administration of epetraborole at any dose level evaluated in the study. There were multiple maternal and fetal adverse events, including reduced mean maternal body weight during gestation, reduced mean fetal weight, increased mean total resorptions per litter and higher mean post-implantation loss at the highest dose level tested, which was 1,000 mg/kg, compared to a control group. Decreased fetal body weights and increased incomplete fetal ossification was observed at all epetraborole dose levels. The significance of these observations in humans is unknown. Based on the observed maternal and fetal adverse events in rats, epetraborole could be harmful to human fetuses when taken during pregnancy.

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

Additional adverse events may emerge in any ongoing or subsequent clinical trials and there may be unforeseen serious adverse events or side effects that differ from those seen in studies completed to date. The dosing duration for administering epetraborole in humans has been limited to a maximum of 28 days in previous clinical trials, and epetraborole has not yet been studied in patients with NTM lung disease for any dosing duration. We anticipate that the dosing duration for epetraborole in our recently initiated Phase 2/3 pivotal clinical trial will extend to 16 months or longer. The longer dosing duration expected in our Phase 2/3 pivotal clinical trial, as well as the use of epetraborole in patients with NTM lung disease, may increase the potential for the emergence of new, unknown treatment-emergent adverse events. Often, it is not possible to determine whether or not a product candidate being studied caused side effects. Our current and planned clinical trials are designed to evaluate both the efficacy and safety of epetraborole. Consistent with all clinical trials, we will monitor the safety of our patients throughout our recently initiated Phase 2/3 pivotal clinical trial. In addition, we plan to include an independent Safety Data Monitoring Committee (SDMC) to review safety as we increase dosing durations to 16 months and transition from clinical investigations in healthy volunteers to patients. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test epetraborole and our future product candidates in larger, longer, and more extensive clinical programs, or as use of such product candidates becomes more widespread, if they receive regulatory approval, subjects will report illnesses, injuries, discomforts, and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that epetraborole or any future product candidate has unexpected side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business.

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

Additionally, most patients with NTM lung disease have pre-existing co-morbidities, including underlying structural lung disease. Because of this, we expect difficulties in determining clinical responses in some patients in our recently initiated Phase 2/3 pivotal clinical trial of epetraborole, which could result in a failure to meet prespecified clinical trial endpoints. For example, even if epetraborole has a beneficial effect on culture conversion, patient-reported symptom-based outcomes may not correlate with microbiological responses.

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

We currently have limited personnel. As of June 30, 2022, we had 25 full-time employees. We are highly dependent on the management, research and development, clinical, financial, and business development expertise of Eric Easom, M.B.A, M.Eng., our co-founder, president, and chief executive officer, Paul Eckburg, M.D., our chief medical officer, Sanjay Chanda, Ph.D., our chief development officer, Lucy Day, our chief financial officer, Kevin Krause, M.B.A., our chief strategy officer, George H. Talbot, M.D., FACP, FIDSA, our co-founder and senior clinical advisor, and Michael R.K. (Dickon) Alley, Ph.D., our co-founder and head of biology, as well as the other members of our research, development, and business teams. Each may terminate employment with us at any time and will continue to be able to do so after the completion of the IPO. We do not maintain “key person” insurance for any of our executives or employees.

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

Future legislation, and/or regulations and policies adopted by the FDA, the EMA, the PMDA, the TGA, or comparable regulatory authorities, may increase the time and cost required for us to conduct and complete clinical trials of epetraborole or other future product candidates.

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

We have received orphan drug designation for epetraborole in the United States, and we may seek orphan drug designation for epetraborole in other regions or indications, or for our future product candidates. We may not be able to obtain or maintain orphan drug designations for any product candidates, and we may be unable to take advantage of the benefits associated with orphan drug designation, including the potential for market exclusivity.

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

We have received FDA Qualified Infectious Disease Product, or QIDP, designation for epetraborole, and may seek designation of any future candidates as QIDPs. Even if we receive such designations, there is no assurance that the FDA will approve a product candidate.

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

We have received Fast Track designation, and may continue to seek, Breakthrough Therapy designation from the FDA, for certain of our product candidates, but receipt of such designation may not actually lead to a faster development, regulatory review, or approval process, and does not assure ultimate FDA approval.

We received Fast Track designation by the FDA to investigate epetraborole for treatment-refractory MAC lung disease. We may continue to seek breakthrough therapy designation for this indication, or Fast Track designation for future product candidates or for other indications.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 24, 2022, our registration statement on Form S-1 (File No. 333-263295) was declared effective by the SEC for the initial public offering of our common stock. Our shares began trading on the Nasdaq Global Select Market on March 25, 2022, and the transaction formally closed on March 29, 2022. In connection with our IPO, we issued and sold an aggregate of 5,290,000 shares of our common stock at a price of $15.00 per share, which included the exercise in full of the underwriters' option to purchase 690,000 additional shares of our common stock at the same price per share, which closed on April 12, 2022. The aggregate gross proceeds for shares sold in our IPO was $79.4 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $9.0 million, the net proceeds from the offering were approximately $70.4 million. Upon completion of the sale of the shares of our common stock referenced in this paragraph, our initial public offering terminated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Cowen and Company, LLC, SVB Securities LLC, and Evercore Group L.L.C. acted as joint bookrunning managers of the initial public offering and as representatives of the underwriters. Oppenheimer & Co., Inc. acted as a lead manager for the offering.

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

* Filed herewith.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of June 30, 2022 and December 31, 2021; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2022 and 2021; (iv) the Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three and six months ended June 30, 2022 and 2021; (vi) the Condensed Statements of Cash Flows for the six months ended June 30, 2022 and 2021; (vii) Notes to Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2022.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer)