Form 10-Q
period 2022-09-30
AN2 Therapeutics, Inc.
filed 2022-11-09
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 19,402,658 shares of common stock, $0.00001 par value per share, outstanding.

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
▪
the ability of our pivotal Phase 2/3 clinical trial in mycobacterium avium complex (“MAC”) lung disease to be sufficient for regulatory approval in the United States and Japan;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$28,802	$12,097
Short-term investments	75,580	46,458
Prepaid expenses and other current assets	2,841	1,551
Right-of-use asset, net	73	—
Total current assets	107,296	60,106
Deferred offering costs	—	1,724
Long-term investments	1,992	3,486
Other assets, long-term	720	—
Total assets	$110,008	$65,316
Liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities
Accounts payable	$1,440	$1,063
Accrued compensation	1,106	916
Accrued liabilities	1,805	1,399
Operating lease liabilities	73	—
Options subject to repurchase, short-term	8	17
Total current liabilities	4,432	3,395
Options subject to repurchase, long-term	3	13
Total liabilities	4,435	3,408
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock: $0.00001 par value; 0 and 11,409,536 shares authorized at September 30, 2022 and December 31, 2021, respectively, 0 and 11,409,488 shares issued and outstanding at September 30, 2022 and December 31, 2021; aggregate liquidation preference $0 and $103,064 at September 30, 2022 and December 31, 2021, respectively	—	109,319
Stockholders’ equity (deficit):
Preferred stock, $0.00001 par value; 10,000,000 and 0 shares authorized at September 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.00001 par value; 500,000,000 and 17,166,642 shares authorized at September 30, 2022 and December 31, 2021, respectively; 19,402,658 and 2,730,298 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	183,995	—
Accumulated other comprehensive loss	(541)	(27)
Accumulated deficit	(77,881)	(47,384)
Total stockholders’ equity (deficit)	105,573	(47,411)
Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$110,008	$65,316

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$7,428	$5,345	$19,759	$10,844
Research and development—related party	1,000	—	1,000	250
General and administrative	3,342	1,587	9,027	2,886
Total operating expenses	11,770	6,932	29,786	13,980
Loss from operations	(11,770)	(6,932)	(29,786)	(13,980)
Interest income	466	25	721	42
Other expense	(35)	(36)	(49)	(60)
Net loss	(11,339)	(6,943)	(29,114)	(13,998)
Accretion to redemption value and cumulative dividends on preferred stock	—	(1,925)	(1,820)	(4,590)
Net loss attributable to common stockholders	$(11,339)	$(8,868)	$(30,934)	$(18,588)
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(3.35)	$(2.21)	$(7.06)
Weighted-average number of shares used in computing net loss per share, basic and diluted	19,347,148	2,643,879	13,987,862	2,632,919
Other comprehensive loss:
Unrealized loss on investments	(181)	(3)	(514)	(3)
Comprehensive loss	$(11,520)	$(6,946)	$(29,628)	$(14,001)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balances at December 31, 2021	11,409,488	$109,319	2,730,298	$—	$—	$(27)	$(47,384)	$(47,411)
Accretion to redemption value and cumulative dividends on preferred stock	—	1,820	—	—	(437)	—	(1,383)	(1,820)
Conversion of convertible preferred stock into common stock	(11,409,488)	(111,139)	11,409,488	—	111,139	—	—	111,139
Issuance of common stock upon initial public offering, net of underwriters' commission and offering costs of $8.1 million	—	—	4,600,000	—	60,836	—	—	60,836
Vesting of early exercised stock options	—	—	—	—	14	—	—	14
Repurchase of early exercised stock options	—	—	(27,128)	—	(11)	—	—	(11)
Stock-based compensation	—	—	—	—	449	—	—	449
Unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	(7,655)	(7,655)
Balances at March 31, 2022	—	$—	18,712,658	$—	$171,990	$(158)	$(56,422)	$115,410
Issuance of common stock upon exercise of the underwriter's option to purchase common stock in connection with the initial public offering, net of underwriters' commission and offering costs of $0.8 million	—	—	690,000	—	9,530	—	—	9,530
Vesting of early exercised stock options	—	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	1,242	—	—	1,242
Unrealized gain on available-for-sale investments	—	—	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	—	—	(10,120)	(10,120)
Balances at June 30, 2022	—	$—	19,402,658	$—	$182,765	$(360)	$(66,542)	$115,863
Vesting of early exercised stock options					2			2
Stock-based compensation					1,228			1,228
Unrealized gain on available-for-sale investments						(181)		(181)
Net loss							(11,339)	(11,339)
Balances at September 30, 2022	—	$—	19,402,658	$—	$183,995	$(541)	$(77,881)	$105,573

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ Equity (DEFICIT)

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance at December 31, 2020	6,076,196	$23,070	2,707,468	$—	$—	$—	$(20,319)	$(20,319)
Issuance of Series B redeemable convertible preferred stock at $15 per share for cash, net of issuance costs of $266	5,333,292	79,734	—	—	—	—	—	—
Issuance of common stock upon the exercise of stock options	—	—	22,830	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	6	—	—	6
Stock-based compensation	—	—	—	—	8	—	—	8
Accretion to redemption value and cumulative dividends on preferred stock	—	761	—	—	(14)	—	(747)	(761)
Net loss	—	—	—	—	—	—	(2,048)	(2,048)
Balances at March 31, 2021	11,409,488	$103,565	2,730,298	$—	$—	$—	$(23,114)	$(23,114)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—
Vesting of early exercised stock options	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	179	—	—	179
Accretion to redemption value and cumulative dividends on preferred stock	—	1,904	—	—	(183)	—	(1,721)	(1,904)
Net loss	—	—	—	—	—	—	(5,007)	(5,007)
Balances at June 30, 2021	11,409,488	$105,469	2,730,298	$—	$—	$—	$(29,842)	$(29,842)
Vesting of early exercised stock options	—	—	—	—	4	—	—	4
Stock-based compensation	—	—	—	—	354	—	—	354
Accretion to redemption value and cumulative dividends on preferred stock	—	1,925	—	—	(358)	—	(1,567)	(1,925)
Unrealized gain on available-for-sale investments	—	—	—	—	—	3	—	3
Net loss	—	—	—	—	—	—	(6,943)	(6,943)
Balances at September 30, 2021	11,409,488	$107,394	2,730,298	$—	$—	$3	$(38,352)	$(38,349)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows used in operating activities
Net loss	$(29,114)	$(13,998)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,919	541
Non-cash operating lease expense	57	—
Net accretion of discounts on investments	(317)	30
Changes in operating assets and liabilities:
Increase in prepaid expenses and other assets	(2,010)	(347)
Increase in accounts payable	1,816	1,363
Increase in accrued compensation	190	135
Increase in accrued liabilities	692	785
Decrease in operating lease liabilities	(57)	—
Net cash used in operating activities	(25,824)	(11,491)
Cash flows from investing activities
Purchase of investments	(76,391)	(61,270)
Proceeds upon maturities of investments	48,565	5,000
Net cash used in investing activities	(27,826)	(56,270)
Cash flows from financing activities
Proceeds from issuance of redeemable convertible preferred stock, net of issuance costs	—	79,734
Proceeds from exercise of stock options	—	10
Repurchase of early exercised stock options	(11)	—
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	70,366	—
Payments of issuance costs for initial public offering	—	(240)
Net cash provided by financing activities	70,355	79,504
Net increase in cash and cash equivalents	16,705	11,743
Cash and cash equivalents at the beginning of the period	12,097	4,070
Cash and cash equivalents at the end of the period	$28,802	$15,813
Supplemental disclosure of noncash financing items
Conversion of redeemable convertible preferred stock into common stock	$111,139	$—
Accretion to redemption value and cumulative dividends on preferred stock	1,820	4,590
Issuance costs for initial public offering included in accounts payable and accrued liabilities	—	974

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on developing treatments for rare, chronic, and serious infectious diseases with high unmet needs. The Company’s initial product candidate, epetraborole, is under development in a pivotal Phase 2/3 clinical trial as a once-daily, oral treatment for patients with non-tuberculous mycobacterial (NTM) lung disease with an initial focus on treatment-refractory Mycobacterium avium complex (MAC) lung disease. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

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

For all periods presented, shares of common stock and then existing redeemable convertible preferred stock and per share amounts have been adjusted on a retroactive basis to reflect our 2.352936-for-1 forward stock split, which was effected on March 18, 2022. The stock split did not change the par value of the common stock and redeemable convertible preferred stock or the authorized number of shares of common stock and redeemable convertible preferred stock.

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of September 30, 2022, the condensed statements of operations and comprehensive loss and the condensed statements of redeemable convertible preferred stock and stockholders’ equity (deficit) for the three and nine months ended September 30, 2022 and 2021, and the condensed statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2022 and the results of its operations and its cash flows for the nine months ended September 30, 2022 and 2021. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2022 and 2021 are also unaudited. The results for the nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. These unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements included in the prospectus filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 24, 2022.

Risks and Uncertainties

Liquidity

Prior to the Company’s IPO in March 2022, the Company’s operations had historically been financed through the issuance of redeemable convertible preferred stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the nine months ended September 30, 2022 and 2021, the Company incurred a net loss of $29.1 million and $14.0 million, respectively, and had cash flows used in operating activities of $25.8 million and $11.5 million, respectively. The Company has an accumulated deficit of $77.9 million and $47.4 million as of September 30, 2022 and December 31, 2021, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidate currently in development.

As of September 30, 2022, the Company had cash, cash equivalents and short-term investments of $104.4 million. Management believes that its cash, cash equivalents and investments as of September 30, 2022 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials and clinical trial material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those of other clinical-stage biopharmaceutical companies, including, but not limited to: ability to timely enroll and complete clinical trials, ability to replicate preclinical trial results in later-stage clinical trials, dependence on key individuals, the need to develop commercially viable therapeutics, competition from other companies, many of which are larger and better capitalized, protection of intellectual property rights, litigation or claims against the Company based on intellectual property rights, regulatory clearance, market acceptance of the Company’s products and the need to obtain adequate additional financing to fund the development of its products.

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

In February 2022, Russia commenced a military invasion of Ukraine. The ongoing geopolitical turmoil and continuing military action in the region, together with widening sanctions imposed on Russia, have caused disruptions in the global economy, related to trade and shipping, and increased costs of transportation, as well as potentially affecting the availability of European clinical sites. The duration and impact of the conflict between Russia and Ukraine is highly unpredictable and the extent to which the conflict may impact certain of the Company's clinical development and regulatory efforts remains uncertain. While the Company does not currently conduct any trials in Russia or Ukraine, any disruptions or increased costs related to the shipping of supplies and drug product necessary to conduct the Company's trials could negatively impact the Company's liquidity and cash flows.

In addition, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages and supply chain disruptions, inflation and monetary supply shifts, as well as recession risks, which may continue for an extended period, and which could result in delays in the Company's clinical development and regulatory efforts.

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

Redeemable Convertible Preferred Stock

The Company recorded the redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The carrying value of the redeemable convertible preferred stock was accreted to its redemption value. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2022.

Stock-Based Compensation

The Company measures and recognizes compensation expense for equity-classified stock-based awards made to employees, directors and non-employees based on the grant date estimated fair value of each award. Compensation expense for employee and director awards is recognized on a straight-line basis over the requisite service period which is generally the vesting period for the entire award. Expense is adjusted for forfeitures as they occur. Compensation expense for non-employee awards is recognized in the same period and manner as if the Company had paid cash for the goods or services provided.

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

Fair Value of Common Stock

Prior to the Company's IPO, the absence of an active market for the Company’s common stock required the Company’s board of directors to determine the fair value of its common stock for purposes of granting stock options. The fair value of the Company’s common stock was determined by the Company’s board of directors with assistance from management and an independent third-party valuation firm. Management’s approach to estimating the fair value of the Company’s common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held- Company Equity Securities Issued as Compensation. Determining the best estimated fair value of the Company’s common stock requires significant judgement and management considers several factors, including the Company’s stage of development, equity market conditions affecting comparable public companies, significant milestones and progress in research and development efforts. Since the completion of its IPO, the Company uses its stock price traded on the Nasdaq Global Select Market to determine its fair value.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, corporate debt securities and corporate commercial paper, are stated at fair value. As of September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $28.8 million and $12.1 million, respectively.

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

Unrealized gains and losses on available-for-sale investments are reported in accumulated other comprehensive gain (loss) as a separate component of stockholders’ equity (deficit). Investments are regularly reviewed for other-than-temporary declines in fair value. The review includes consideration of the cause of impairment, including the creditworthiness of the security issuers, the number of investments in an unrealized loss position, the severity and duration of the unrealized losses, and whether it is more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The cost of investments sold, if any, is based on the specific identification method. To date, the Company has not recorded any impairment charges on its investments related to other-than-temporary declines in market value. As of September 30, 2022 and December 31, 2021, the Company had investments of $77.6 million and $49.9 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institution holding its cash to the extent recorded on the condensed balance sheets. Through September 30, 2022, the Company has no off-balance sheet concentrations of credit risk.

Government Contract

In September 2022, the Company was awarded a contract valued up to $17.8 million by the U.S. National Institute of Allergy and Infection Diseases (“NIAID”) to provide Federal funding to support preclinical, Phase 1 studies and other activities to enable advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. This project will be funded in whole or in part with Federal funds from the National Institute of Allergy and Infectious Diseases, National Institutes of Health, Department of Health and Human Services, under Contract No. 75N93022C00059. Accounting for this contract does not fall under ASC 606, Revenue from Contracts with Customers, as NIAID will not benefit directly from the advancement of epetraborole. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company applied International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for the NIAID contract payments to the Company. Under IAS 20, government contract proceeds are recognized when there is reasonable assurance the conditions of the contract will be met and the contract funding will be received. For the NIAID contract, this occurs after the qualifying expenses related to the contract have been incurred, or the Company concludes the conditions of the contract have been substantially met. The income related to the reimbursement of operating expenses is then recorded as a reduction of those expenses (see Note 4—Funding Arrangements).

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the nine months ended September 30, 2022 the Company had $0.5 million of net unrealized loss on available-for-sale investments, and no net unrealized gain or loss on available-for-sale investments for the nine months ended September 30, 2021.

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

The Company adopted the new standard on January 1, 2022 using the modified retrospective approach. The Company has elected to apply the transition method that allows companies to continue applying the guidance under the lease standard in effect at that time in the comparative periods presented in the condensed financial statements and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit on the date of adoption. The Company has elected to combine lease components (e.g., fixed rent payments) with non-lease components (e.g., common-area maintenance costs) on its facility and clinical research organization (“CRO”) embedded lease asset classes. The Company also elected the “package of practical expedients”, which permits the Company not to reassess under the new standard the Company’s prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected the short-term lease practical expedients allowed under the standard. Lastly, the Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date.

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

In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832) Disclosures by Business Entities about Government Assistance. Current U.S. GAAP has no specific authoritative guidance on the accounting for, or the disclosure of, government assistance received by business entities. The amendments in this update improve financial reporting by requiring disclosures that increase the transparency of transactions with a government accounted for by applying a grant or contribution accounting model by analogy, including the types of transactions, the accounting for those transactions, and the effect of those transactions on an entity’s financial statements. The amendments in this update require the following annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy, including: (1) information about the nature of the transactions and the related accounting policy used to account for the transactions; (2) the line items on the balance sheet and income statement that are affected by the transactions, and the amounts applicable to each financial statement line item; and (3) the significant terms and conditions of the transactions, including commitments and contingencies. The amendments in this update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. Early application of the amendments is permitted. The Company adopted this update during the quarter ended September 30, 2022 and accounted for the NIAID contract in accordance with this update.

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. This update is intended to guide entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. This standard was effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019, and effective for financial statements issued by non-public entities for annual periods beginning after December 15, 2020. The Company adopted this standard beginning July 1, 2022, noting that this standard was applied prospectively. Adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$5,998	$—	$—	$5,998
Commercial paper	Level 2	8,472	—	(1)	8,471
Short-term investments:
U.S. Treasury securities	Level 1	36,806	—	(346)	36,460
Commercial paper	Level 2	32,058	—	(129)	31,929
U.S. Government agency securities	Level 2	7,249		(58)	7,191
Long-term investments:
U.S. Government agency securities	Level 2	2,000	—	(8)	1,992
Total		$92,583	$—	$(542)	$92,041

	December 31, 2021
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$3,567	$—	$—	$3,567
Commercial paper	Level 2	2,999	—	—	2,999
Corporate debt securities	Level 2	1,501	—	—	1,501
Short-term investments:
U.S. Treasury securities	Level 1	4,500	—	(11)	4,489
Commercial paper	Level 2	33,716	4	(5)	33,715
Asset-backed securities	Level 2	8,261	—	(7)	8,254
Long-term investments:
U.S. Treasury securities	Level 1	3,494	—	(8)	3,486
Total		$58,038	$4	$(31)	$58,011

For the nine months ended September 30, 2022 and 2021, there were no other-than-temporary impairment charges recognized in accumulated other comprehensive income.

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities and asset-backed securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the nine months ended September 30, 2022.

As of September 30, 2022, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the nine months ended September 30, 2022 and 2021, the Company did not sell any available-for-sale investments.

The Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company was awarded a contract from NIAID to provide Federal funding to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. The Company can receive up to $17.8 million over a base period and seven option periods over a total term 48 months. As of September 30, 2022, funding for an 18-month base period totaling $4.3 million has been committed. The Company did not recognize any income under this agreement during the three and nine months ended September 30, 2022.

Note 5. Collaboration and License Agreements

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

During the nine months ended September 30, 2022 and 2021, the Company recorded $1.0 million and $0.3 million in research and development expense—related party payable, respectively, to Anacor upon the achievement of a milestone.

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

Note 6. Leases

In May 2021, the Company entered into an operating lease agreement for its principal office in Menlo Park, California. In September 2021, the lease was amended to extend the term to expire in August 2022. In July 2022, the lease was further amended to exercise a renewal option and extend the term to expire in August 2023. Under the lease agreement, the Company has two 12-month renewal options through August 2025.

The Company has not entered into any finance lease agreements as of September 30, 2022.

The following table summarizes maturities of lease liabilities and the reconciliation of lease liabilities as of September 30, 2022 (in thousands):

Operating Leases
2022 (remaining three months)	$20
2023 and thereafter	54
Total future undiscounted lease payments	74
Less: Imputed interest	(1)
Total Lease Liabilities	$73

The following table summarizes total lease expense during the three and nine months ended September 30, 2022 (in thousands):

	Condensed Statements of Operations and Comprehensive Loss Classification	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease expense	Operating expenses	$21	$57
Short-term lease expense	Operating expenses	18	54
Total lease expense		$39	$111

Rent expense was insignificant during the three and nine months ended September 30, 2021.

The Company paid $0.02 million and $0.06 million in operating cash flows from operating leases for amounts included in the measurement of liabilities during the three and nine months ended September 30, 2022, respectively.

As of September 30, 2022, the weighted-average remaining lease and discount rate term for operating leases was 0.92 years and 5.1%, respectively.

Note 7. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development-related expenses	$1,714	$495
Accrued research and development-related expenses—related party	—	500
Accrued professional services expenses	91	50
Accrued offering costs	—	313
Other	—	41
Total accrued liabilities	$1,805	$1,399

Note 8. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2022 and December 31, 2021, and no material legal proceedings are currently pending or threatened.

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

In conjunction with Adjuvant’s investment in the Company’s Series B redeemable convertible preferred stock financing in March 2021, the Company entered into an Amended and Restated Global Health Agreement (the “Adjuvant Amendment”). The Adjuvant Amendment expands Adjuvant’s investment support to include the development of the Company’s product candidate, epetraborole, for use in tuberculosis-endemic and tuberculosis-at-risk countries as defined in the agreement. Adjuvant purchased 466,663 shares of the Company’s Series B redeemable convertible preferred stock in 2021 for a total investment of $7.0 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose. As of September 30, 2022, the $7.0 million proceeds from Adjuvant’s Series B investment have been fully utilized to support the epetraborole development program, which overlaps with the melioidosis and other global health development programs.

In connection with Adjuvant’s investment in the Company’s common stock as part of the IPO, the Company entered into an Amended and Restated Global Health Agreement dated March 24, 2022 (the “2022 Adjuvant Amendment”). As part of the Adjuvant IPO Amendment, Adjuvant purchased 166,666 shares of the Company's common stock in March 2022 for a total additional investment of $2.5 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose. The Company has complied with all applicable covenants as of September 30, 2022. As of September 30, 2022, the $2.5 million of proceeds from Adjuvant’s IPO investment have been fully utilized to support the epetraborole development program, which overlaps with the melioidosis and other global health development programs.

Note 9. Equity

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

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of September 30, 2022 and December 31, 2021, consists of the following:

	September 30, 2022	December 31, 2021
Series A redeemable convertible preferred stock	—	6,076,196
Series B redeemable convertible preferred stock	—	5,333,292
Stock options, issued and outstanding	2,468,491	1,589,120
Stock options, authorized for future issuance	1,955,430	937,673
Total	4,423,921	13,936,281

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding at September 30, 2022 and December 31, 2021.

Redeemable Convertible Preferred Stock

Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock converted into 11,409,488 shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2022.

At December 31, 2021, redeemable convertible preferred stock consisted of the following (in thousands, except share and per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value	Liquidation Preference
Series A	6,076,228	6,076,196	$2.55	$24,308	$17,787
Series B	5,333,308	5,333,292	$15.00	85,011	85,277
	11,409,536	11,409,488		$109,319	$103,064

Note 10. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other forms of awards to employees, directors, and consultants. As of September 30, 2022, no stock appreciation rights, restricted stock awards, restricted stock unit awards or performance awards were issued.

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

The maximum number of shares of the Company’s common stock that may be issued under the 2022 Plan will not exceed 4,423,920 shares of the Company's common stock, which is the sum of (i) 1,870,000 new shares, plus (ii) 2,553,920 shares related to the 2017 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and continuing through January 1, 2032, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company's board of directors no later than December 31 of the immediately preceding year. The maximum number of shares of the Company's common stock that may be issued on the exercise of stock options under the 2022 Plan is 13,271,760 shares.

Since the date of incorporation and through September 30, 2022, the Company issued stock options to its employees, directors and consultants. As of September 30, 2022, 1,955,430 shares of common stock remained available for future issuance under the 2022 Plan.

ISOs granted to newly hired employees under the 2022 Plan generally vest 25% after the completion of 12 months of service, and the balance vests in equal monthly installments over the next 36 months of service and expire ten years from the grant date, unless subject to provisions regarding 10% stockholders. ISOs granted to existing employees generally vest ratably over a 48-month period of service and expire ten years from the grant date. NSOs vest in accordance with the terms of the specific agreement under which the options were provided and expire ten years from the date of grant.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$446	$154	$1,087	$222
General and administrative expenses	782	199	1,832	318
Total	$1,228	$353	$2,919	$540

Stock Option Plan Activity

A summary of the stock plan activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2021	1,589,120	$5.95	9.27	$5,482
Granted	911,203	16.18
Exercised	—	—
Forfeited	(31,832)	6.60
Outstanding at September 30, 2022	2,468,491	$9.72	8.92	$18,917
Exercisable as of September 30, 2022	808,786	$6.15	8.42	$9,079

As of September 30, 2022, there was unrecognized stock-based compensation expense of $13.2 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.8 years. The total fair value of shares of common stock vested during the nine months ended September 30, 2022 was $2.9 million.

Weighted-average grant-date fair value of the options granted during the nine months ended September 30, 2022 was $11.47 per share. No options were exercised during the nine months ended September 30, 2022.

Liability for Early Exercise of Stock Options

The Company's 2017 Plan permitted early exercise of certain stock options prior to vesting to certain directors, officers, and employees. Any shares issued pursuant to unvested options are restricted and subject to repurchase by the Company until the conditions for vesting are met. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported as options subject to repurchase, short and long-term on the balance sheet and is reclassified to common stock and additional paid-in capital as such shares vest. Upon termination of employment of an option-holder, the Company has the right to repurchase, at the original purchase price, any unvested options. The shares issued pursuant to unvested options have been included in shares issued and outstanding on the condensed balance sheets and condensed statement of stockholders’ equity (deficit) as such shares are not considered outstanding for accounting purposes.

As of September 30, 2022, there were 25,462 unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares which are subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48th of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the option-holders pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. As of September 30, 2022, the Company recorded an insignificant amount of liabilities associated with the cash received for shares issued subject to repurchase rights, recorded within the options subject to repurchase, short-term, and options subject to repurchase, long-term on the Company's condensed balance sheets.

Note 11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(11,339)	$(6,943)	$(29,114)	$(13,998)
Add accretion to redemption value and cumulative dividends on preferred stock	—	(1,925)	(1,820)	(4,590)
Net loss attributable to common stockholders	$(11,339)	$(8,868)	$(30,934)	$(18,588)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	19,347,148	2,643,879	13,987,862	2,632,919
Net loss per share attributable to common stockholders, basic and diluted	$(0.59)	$(3.35)	$(2.21)	$(7.06)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2022	2021
Series A redeemable convertible preferred stock	—	6,076,196
Series B redeemable convertible preferred stock	—	5,333,292
Options issued and outstanding	2,468,491	1,391,476
Early exercised common stock subject to future vesting	25,462	81,283
Total	2,493,953	12,882,247

Note 12. Related Party Transactions

In the nine months ended September 30, 2022, the Company paid $1.5 million for two development milestones to Anacor. Of this amount, a $0.5 million payment was recognized as expense in 2021 and was included as accrued expenses in the accompanying balance sheet at December 31, 2021.

In connection with Adjuvant’s investment in the Company’s common stock as part of the IPO, the Company entered into the Adjuvant IPO Amendment. As part of the Adjuvant IPO Amendment, Adjuvant purchased 166,666 shares of the Company's common stock in 2022 for a total additional investment of $2.5 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose (see Note 8—Commitments and Contingencies).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2022 and results of operations for the three and nine months ended September 30, 2022 and 2021 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and the audited financial statements for the year ended December 31, 2021 included in our other SEC filings, including the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on March 24, 2022 and related exhibits. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a clinical-stage biopharmaceutical company developing treatments for rare, chronic, and serious infectious diseases with high unmet needs. Our initial product candidate is epetraborole, a once-daily, oral treatment for patients with non-tuberculous mycobacterial (“NTM”) lung disease, a rare, chronic and progressive infectious disease caused by bacteria known as mycobacteria that leads to irreversible lung damage and can be fatal. Epetraborole has broad spectrum antimycobacterial activity through inhibition of an essential and universal step in bacterial protein synthesis. Its novel mechanism of action is enabled by boron chemistry, our core technology approach. We have recently initiated patient enrollment in a pivotal Phase 2/3 clinical trial in treatment-refractory mycobacterium avium complex (“MAC”) lung disease, which is the most common type of NTM lung disease. Data from our completed Phase 1b dose-ranging study of epetraborole administered orally for 28 days in healthy volunteers in Australia (EBO-101), the completed Phase 1 safety and pharmacokinetic study in healthy volunteers in Japan (EBO-103), and data from our two nonclinical chronic toxicology studies (six-month rats and nine-month non-human primates) have informed our selection of a 500 mg once-daily dose for our pivotal Phase 2/3 clinical trial in treatment-refractory MAC lung disease patients. Based on feedback from the U.S. Food and Drug Administration (“FDA”) and the Pharmaceuticals and Medical Devices Agency (“PMDA”), we believe our pivotal Phase 2/3 clinical trial design has the potential to be sufficient for regulatory approval in the United States and Japan. Enrollment is ongoing in the Company’s pivotal Phase 2/3 clinical trial evaluating once-daily, oral epetraborole for treatment-refractory MAC lung disease, the most common form of nontuberculous mycobacterial (NTM) lung disease. The Company expects to complete enrollment in the Phase 2 part of the pivotal Phase 2/3 clinical trial in mid-2023 and plans to seamlessly begin enrollment of the Phase 3 portion of the trial immediately thereafter. We expect to announce top-line data for each of the Phase 2 and Phase 3 portions of the trial approximately nine months after the completion of enrollment in each respective portion of the trial. We also received Fast Track designation by the FDA to investigate epetraborole for treatment-refractory MAC lung disease. Epetraborole has also been designated as a Qualified Infectious Disease Product (“QIDP”) for treatment-refractory MAC lung disease by the FDA and has received orphan drug designation from the FDA and orphan medicinal product designation from the European Commission for the treatment of NTM lung disease. We met with the PMDA and gained alignment on the use of a microbiological primary endpoint to support registration in Japan. We recently completed a Phase 1 safety and pharmacokinetics study of oral epetraborole in healthy volunteers in Japan (EBO-103), which confirmed the appropriateness of the 500 mg once-a-day oral dose for Japanese subjects and subjects with different ADH1B genotypes, and are planning to include Japanese patients in the pivotal Phase 2/3 clinical trial. We expect that the data from the ongoing pivotal Phase 2/3 clinical trial of oral epetraborole for treatment-refractory MAC lung disease, if positive, will serve as the basis for the application for marketing approval in Japan. NTM prevalence in Japan is the highest in the world and is considered a high unmet need as well as a major market opportunity for epetraborole. Based on clinical and preclinical data generated with epetraborole, its novel mechanism of action, and the convenience associated with once-daily, oral dosing, we believe that epetraborole has the potential to become an important component of a multi-drug treatment regimen for patients suffering from NTM lung disease.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $29.1 million and $14.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $77.9 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”). In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March and April 2022, we completed our IPO and a subsequent exercise by the underwriters of an option to purchase additional shares, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses.

As of September 30, 2022, we had cash, cash equivalents and short-term investments of $104.4 million. We believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

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

We plan to continue to use third-party service providers, including outside research laboratories, clinical research organizations (“CROs”), and contract manufacturing organizations (“CMOs”), to carry out our preclinical, nonclinical, and clinical development, and to manufacture and supply the materials to be used during the development and commercialization of our product candidates. We do not currently have a sales force. If epetraborole is approved for the treatment of NTM lung disease, we intend to hire and deploy a specialty sales force, which will increase our operating costs.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and personnel-related expenses, including salaries and bonuses, payroll taxes, employee benefit costs, and non-cash stock-based compensation. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, and professional service fees for auditing, tax, general legal services, and other external consulting and vendor services. We expect our general and administrative expenses to continue to increase in the future as we increase our headcount, expand our operating activities, prepare for potential commercialization of our current and future product candidates, and support our operations as a public company, including increased expenses related to legal, accounting, regulatory, and tax-related services associated with maintaining compliance with requirements of Nasdaq Stock Market LLC and the SEC, directors and officers liability insurance premiums and investor relations activities.

Interest Income

Interest income consists of interest income and investment income earned on our cash, cash equivalents and investments.

Other Expense

Other expense consists of expense associated with foreign currency fluctuations.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	September 30,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$7,428	$5,345	$2,083	39%
Research and development—related party	1,000	—	1,000	*
General and administrative	3,342	1,587	1,755	111%
Total operating expenses	11,770	6,932	4,838	70%
Loss from operations	(11,770)	(6,932)	(4,838)	70%
Interest income	466	25	441	*
Other income (expense)	(35)	(36)	1	-3%
Net loss	$(11,339)	$(6,943)	$(4,396)	63%
*Change not meaningful

Research and Development Expenses

Research and development expenses, including related-party research and development expenses, were $8.4 million for the three months ended September 30, 2022 compared to $5.3 million for the three months ended September 30, 2021. The increase of $3.1 million was primarily due to increases in related-party license fees, personnel-related expenses, clinical trial costs and outside services and consultants expenses, partially offset by lower outside research and toxicology study costs. Related-party license fees increased by $1.0 million as a result of the milestone payment made related to the enrollment of our first patient in our pivotal Phase 2/3 clinical trial to Anacor. Personnel-related costs increased by $0.9 million, as a direct result of our increased research and development headcount. Costs related to clinical trials and services increased by $0.9 million, offset by decreases in toxicology and research study costs of $0.5 million. Outside services and consultants increased by $0.5 million for clinical trial activities, preclinical testing, regulatory and manufacturing costs. Facility-related expenses, including rent, utilities and information technology expenses, increased by $0.3 million to support our increased headcount.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	September 30,
	2022	2021	Change
	(in thousands)
Clinical, nonclinical and preclinical expenses	$5,194	$3,843	$1,351
Chemistry Manufacturing and Controls (CMC) expenses	1,411	1,269	142
Regulatory and other expenses	823	233	590
Research and development—related party	1,000	—	1,000
Total research and development expenses	$8,428	$5,345	$3,083

General and Administrative Expenses

General and administrative expenses were $3.3 million for the three months ended September 30, 2022 compared to $1.6 million for the three months ended September 30, 2021. The increase of $1.7 million was primarily attributable to a $1.0 million increase in personnel-related costs as we expanded our headcount, a $0.8 million increase in insurance and other expenses, and a $0.2 million increase in consulting and outside services to support our ongoing operations. These increases were partially offset by a $0.3 million decrease in professional services expenses due to preparatory activities for our IPO in 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table sets forth the significant components of our results of operations:

	Nine Months Ended
	September 30,
	2022	2021	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$19,759	$10,844	$8,915	82%
Research and development—related party	1,000	250	750	*
General and administrative	9,027	2,886	6,141	213%
Total operating expenses	29,786	13,980	15,806	113%
Loss from operations	(29,786)	(13,980)	(15,806)	113%
Interest income	721	42	679	*
Other income (expense)	(49)	(60)	11	-18%
Net loss	$(29,114)	$(13,998)	$(15,116)	108%
*Change not meaningful

Research and Development Expenses

Research and development expenses, including related-party research and development expenses, were $20.8 million for the nine months ended September 30, 2022 compared to $11.1 million for the nine months ended September 30, 2021. The increase of $9.7 million was primarily due to increases in clinical trial expenses, personnel-related expenses and expenses related to outside services, consultants, related-party license fees, and facilities. Costs related to clinical trials and services increased by $4.6 million, partially offset by decreases in costs related to and chemical manufacturing of $0.3 million, research studies of $0.3 million and toxicology of $0.1 million. Personnel-related costs increased by $3.1 million, as a direct result of our increased research and development headcount. Costs related to outside services and consultants increased by $1.3 million for clinical trial activities, development, regulatory and manufacturing costs. Related-party license fees increased by $0.8 million. Facility-related expenses, including rent, utilities and information technology expenses, increased by $0.5 million to support our increased headcount. Professional services expenses increased by $0.1 million.

The following table shows our research and development expenses by type of activity:

	Nine Months Ended
	September 30,
	2022	2021	Change
	(in thousands)
Clinical, nonclinical and preclinical expenses	$14,754	$7,560	$7,194
Chemistry Manufacturing and Controls (CMC) expenses	2,979	2,951	28
Regulatory and other expenses	2,026	333	1,693
Research and development—related party	1,000	250	750
Total research and development expenses	$20,759	$11,094	$9,665

General and Administrative Expenses

General and administrative expenses were $9.0 million for the nine months ended September 30, 2022 compared to $2.9 million for the nine months ended September 30, 2021. The increase of $6.1 million was primarily attributable to a increases of $3.0 million in personnel-related costs as we expanded our headcount, $1.5 million in insurance and other expenses, $0.9 million in outside services for professional services to support our ongoing operations and $0.7 million in professional services expenses.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2022, we have funded our operations through our IPO and private placements of our redeemable convertible preferred stock and have raised net cash proceeds of $70.4 million and $91.6 million from our IPO (including the exercise of the underwriter’s overallotment option) and the issuance of our redeemable convertible preferred stock, respectively. Key financing milestones include the following:

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

•
In April 2022, we raised net cash proceeds of $9.5 million from the exercise of the underwriter’s option to purchase additional shares.

Future Funding Requirements

We have incurred net losses since our inception. For the nine months ended September 30, 2022 and 2021, we had net losses of $29.1 million and $14.0 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2022, we had an accumulated deficit of $77.9 million. As of September 30, 2022, we had cash, cash equivalents and short-term investments of $104.4 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Nine Months Ended
	September 30,
	2022	2021
	(in thousands)
Cash used in operating activities	$(25,824)	$(11,491)
Cash used in investing activities	(27,826)	(56,270)
Cash provided by financing activities	70,355	79,504
Net increase in cash	$16,705	$11,743

Cash Used in Operating Activities

Net cash used in operating activities was $25.8 million for the nine months ended September 30, 2022, which consisted of a net loss of $29.1 million, due to the use of funds to develop our initial drug product candidate offset by a net decrease of $0.6 million in our net operating assets and liabilities and $2.7 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $2.7 million in accounts payable, accrued compensation and accrued liabilities due to an increase in accrued research and development expenses, partially offset by an increase of $2.0 million in prepaid expenses and other current assets and a decrease of $0.1 million in operating lease liabilities. The non-cash charges consisted of stock-based compensation expense of $2.9 million and non-cash operating lease expense of $0.1 million, partially offset by net accretion of discounts on investments of $0.3 million.

Net cash used in operating activities was $11.5 million for the nine months ended September 30, 2021, which consisted of a net loss of $14.0 million, due to the use of funds to develop our initial drug product candidate offset by a net decrease of $1.9 million in our net operating assets and liabilities and $0.6 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $2.3 million in accounts payable, accrued compensation and accrued liabilities due to an increase in accrued research and development expenses, partially offset by an increase of $0.4 million in prepaid expenses and other current assets. The non-cash charges consisted of stock-based compensation expense.

Cash Used in Investing Activities

Net cash used in investing activities was $27.8 million for the nine months ended September 30, 2022, which primarily consisted of $76.4 million in purchases of investments, partially offset by $48.6 million in proceeds from sales and maturities of investments.

Net cash used in investing activities was $56.3 million for the nine months ended September 30, 2021, which primarily consisted of $61.3 million in purchases of investments, partially offset by $5.0 million in proceeds from sales and maturities of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $70.4 million for the nine months ended September 30, 2022, which primarily consisted of net proceeds from issuance of common stock in our IPO.

Net cash provided by financing activities was $79.5 million for the nine months ended September 30, 2021, which primarily consisted of net proceeds from the closing of our Series B redeemable convertible preferred stock financing.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, which include stock options. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. We account for forfeitures as they occur. In determining fair value of the stock options granted, we use the Black–Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include: estimating the length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate, and expected dividends. See Note 10—Equity Incentive Plan and Stock-Based Compensation to our unaudited financial statements included elsewhere in this Form 10-Q for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the nine months ended September 30, 2022 and 2021. Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized; and the resulting change in fair value, if any, is recognized in our statement of operations and comprehensive loss during the period the related services are rendered. These inputs are subjective and generally require significant analysis and judgment to develop.

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

For the nine months ended September 30, 2022 and 2021, there was no cash received and an insignificant amount of cash received upon exercise of stock options, respectively.

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

Redeemable Convertible Preferred Stock

We recorded all shares of redeemable convertible preferred stock at their respective fair values on the dates of issuance, net of issuance costs. The redeemable convertible preferred stock was recorded outside of permanent equity because while it is not mandatorily redeemable, in certain events considered not solely within our control, such as a merger, acquisition, or sale of all or substantially all of our assets (each, a deemed liquidation event), the redeemable convertible preferred stock would have become redeemable at the option of the holders of at least a majority of the then outstanding such shares. In addition, shares of preferred stock must be redeemed by the Company at a price of $2.55 and $15.00 per share for Series A and Series B redeemable convertible stock, respectively, plus any accrued dividends (whether or not declared) in three annual installments on or after the seventh anniversary of the Series B original issue date (on or after March 5, 2028) upon a written request by at least two-thirds of the holders of the Series A and Series B redeemable convertible preferred stock, voting together as a single class. During the nine months ended September 30, 2022 and 2021, we have accreted $1.8 million and $4.6 million, respectively, to the redemption value of the redeemable convertible preferred stock representing cumulative dividends. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of convertible preferred stock outstanding as of September 30, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $106.4 million as of September 30, 2022, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities.

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

Foreign Currency Risk

A portion of our expenses are denominated in foreign currencies, most notably the Australian Dollar. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. The Company was not exposed to material foreign currency risk during the quarter ended September 30, 2022.

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

Our CEO and CFO have concluded that as of September 30, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting previously disclosed in the prospectus dated March 24, 2022 and included below.

Notwithstanding the identified material weaknesses, management, including our CEO and CFO, have determined, based on the procedures we have performed, that the condensed financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at September 30, 2022 and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Part I, Note 8—Commitments and Contingencies, Contingencies is incorporated herein by reference.

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
▪
We depend to a large degree on the success of epetraborole, for which we have recently initiated patient enrollment in a pivotal Phase 2/3 clinical trial. If we do not obtain regulatory approval for and successfully commercialize epetraborole or any of our future product candidates, or if we experience significant delays in doing so, we may never become profitable.
▪
If clinical trials of epetraborole or any future product candidate that we may advance to clinical trials fail to demonstrate safety, tolerability, and/or efficacy to the satisfaction of the FDA, the PMDA, the European Medicines Agency, or EMA, the Therapeutic Goods Administration in Australia, or TGA, or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of epetraborole or any future product candidate.
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
▪
Future legislation, and/or regulations and policies adopted by the FDA, the PMDA, the EMA, the TGA or comparable regulatory authorities, may increase the time and cost required for us to conduct and complete clinical trials of epetraborole or other future product candidates.
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2017. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Our initial product candidate, epetraborole, is currently in clinical development. Our net loss was $29.1 million and $14.0 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $77.9 million. We have funded our operations to date primarily with proceeds from our IPO and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We have initiated Phase 2/3 clinical development of epetraborole, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

Our strategy for developing epetraborole for global health initiatives depends on receiving non-dilutive funding from sources such as public and private agencies and foundations. In September 2022, we were awarded a contract valued up to $17.8 million by the U.S. National Institute of Allergy and Infection Disease (“NIAID”) to provide Federal funding to support preclinical, Phase 1 studies and other activities to enable advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. We, as a company, have limited experience with non-dilutive funding, and we may not be able to obtain additional non-dilutive funding to support our needs to fund our global health initiatives. For example, we cannot be certain that there will be additional contracts, grants or funding sources or solicitations available to support our development efforts, that our other grant applications and funding proposals will be successful, or that we will be able to continue satisfying the award criteria of the NIAID contract or any grants or funding awarded to us. If we fail to receive additional non-dilutive funding, progress in our global health initiatives may be impaired or delayed.

Risks Related to the Development of Our Current and Future Product Candidates

We depend to a large degree on the success of epetraborole, for which we have recently initiated patient enrollment in a pivotal Phase 2/3 clinical trial. If we do not obtain regulatory approval for and successfully commercialize epetraborole or any of our future product candidates, or if we experience significant delays in doing so, we may never become profitable.

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources on the development of our initial product candidate, epetraborole, as a treatment for serious infections caused by NTM lung disease resulting from MAC bacteria. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of epetraborole. As a result, our business currently depends heavily on the successful development, regulatory approval, and, if approved, commercialization of epetraborole or any of our future product candidates. We cannot be certain that any product candidates will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of epetraborole or any of our future product candidates are, and will remain, subject to comprehensive regulation by the FDA, the PMDA, the EMA, the TGA, and other comparable foreign regulatory authorities. To date, we have completed three clinical trials, a Phase 1b dose-ranging study of epetraborole in Australia, a Phase 1 safety and pharmacokinetics study of oral epetraborole in healthy volunteers in Japan, and a Phase 1 renal impairment study in the United States, and have commenced enrollment in a pivotal Phase 2/3 clinical study of epetraborole in the United States. Before obtaining regulatory approvals for the commercial sale of epetraborole and any future product candidates, we must demonstrate through preclinical and nonclinical studies and clinical trials that the product candidate is safe and effective for use in the target indication. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage during our nonclinical studies, clinical trials, or drug product manufacturing process. These delays could be caused by a variety of factors, including but not limited to, toxicity, safety, tolerability, efficacy, delays in clinical trial enrollment, drug product availability, stability, and impurity issues related to drug product manufacturing. Failure to obtain regulatory approval for epetraborole and our future product candidates in the United States or other territories will prevent us from commercializing and marketing such product candidates. The success of epetraborole and our future product candidates will depend on several additional factors, including:

•
successful completion of preclinical and nonclinical studies and requisite clinical trials;
•
performing preclinical studies and clinical trials in compliance with the FDA, the PMDA, the EMA, the TGA, or any comparable regulatory authority requirements;
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

Success in preclinical or nonclinical studies or initial clinical trials does not ensure that later clinical trials will generate the same results or otherwise provide adequate data to demonstrate the safety, tolerability, and efficacy of a product candidate. These clinical trials were not conducted in patients with NTM lung disease nor were they conducted over durations greater than 14 days, shorter than the typical treatment of patients with NTM lung disease. Epetraborole and our future product candidates may fail to show the desired safety, tolerability, and efficacy in clinical development despite promising results in preclinical studies or having successfully advanced through initial clinical trials in healthy volunteers. For instance, with respect to epetraborole, we cannot guarantee that the dose regimen used in our recently initiated pivotal Phase 2/3 clinical trial will be safe, tolerable, or effective. We cannot guarantee that the dose selection approach—including input from preclinical infection models, preclinical mitigation of resistance development through use of combination antibiotic regimens, pharmacokinetic and pharmacodynamic modeling, data from chronic toxicology studies, plus pharmacokinetic and safety data from our Phase 1 clinical trials, including a Phase 1b dose-ranging study epetraborole in Australia and a Phase 1 safety and pharmacokinetics study of oral epetraborole in healthy volunteers in Japan—will be validated in our recently initiated pivotal Phase 2/3 clinical trial in patients with treatment-refractory MAC lung disease. The dosage regimen used in the recently initiated pivotal Phase 2/3 clinical trial will be the first evaluation of epetraborole in patients with MAC lung disease and specifically in treatment-refractory patients.

In addition, safety, tolerability, and pharmacokinetic observations of epetraborole, used as monotherapy, in previous clinical trials conducted by Anacor and GSK, including penetration into alveolar (lung) macrophages and the long-term effects on red blood cell-related hematological parameters, such as hemoglobin and reticulocytes, may not be predictive of safety or efficacy results in our recently initiated pivotal Phase 2/3 clinical trial. There are significant differences in the epetraborole Phase 1 clinical trial conducted by Anacor and the five Phase 1 clinical trials and two Phase 2 clinical trials conducted by GSK compared to the clinical trial design of our recently initiated pivotal Phase 2/3 clinical trial. Other differences with these prior clinical trials, including differences in patient population, targeted indication, drug product formulation, and trial design, will limit our use of prior clinical data for epetraborole and our ability to support our proposed clinical trial plan for epetraborole with the FDA.

We have recently initiated patient enrollment in a single pivotal Phase 2/3 clinical trial as the basis for submission to the FDA for product approval of epetraborole, and there can be no assurance that the single study will be sufficient for product approval.

The FDA generally requires two well-controlled Phase 3 clinical trials for product approval. However, in some cases the FDA has not required two Phase 3 clinical trials for product approval. For example, amikacin liposome inhalation suspension, marketed by Insmed Incorporated as Arikayce, was approved to treat treatment-refractory NTM lung disease caused by MAC on the basis of a single Phase 3 clinical trial. We have recently initiated a single pivotal Phase 2/3 clinical trial to support approval of epetraborole in MAC, but there can be no assurance that the FDA will not require additional clinical trials for approval of epetraborole.

The data we have collected and expect to collect in our Phase 1 program, and from the Phase 2 portion of our recently initiated pivotal Phase 2/3 clinical trial may not support continued clinical investigation due to insufficient efficacy results or adverse safety events or may lead to adjustments in trial design, rendering it not feasible to conduct or not acceptable to the FDA or to us, including adjustments to clinical trial endpoints and sample size for the Phase 3 portion of our recently initiated pivotal Phase 2/3 clinical trial. Our current trial design for our pivotal Phase 2/3 clinical trial includes a Phase 2 portion that we expect will inform endpoint selection for the Phase 3 portion of the trial and gather data on the treatment effects of epetraborole-containing regimens, if any, which may require increases or other adjustments in the sample size for the Phase 3 portion and which could result in a delay in topline results for the Phase 3 portion of the trial.

The FDA can recommend study design element changes at any time, including, for example, of endpoints, eligibility criteria, or statistical analyses. For example, Arikayce, the only drug currently approved by the FDA for treatment-refractory NTM lung disease caused by MAC, was approved based on the primary endpoint of microbiological culture conversion, whereas we will be required to demonstrate efficacy based on clinical response endpoints. As a company, we have limited experience designing NTM clinical trials and have no experience conducting clinical trials in the United States and may be unable to design and execute a clinical trial to support regulatory approval. In addition, the design and results of a pivotal Phase 2/3 clinical trial may not be sufficient to determine whether the trial results will support approval, since factors such as an insufficient dosage regimen or flaws in the design of a clinical trial may not become apparent until the clinical trial is in progress.

There is a high failure rate for drug and biologic products proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. For example, a Phase 2 clinical trial conducted by GSK to evaluate epetraborole in patients with complicated urinary tract infections was terminated early due to microbiological findings of resistance to epetraborole, which caused GSK to discontinue its epetraborole development program. In addition, data obtained from preclinical and clinical activities are subject to varying interpretations, which may delay, limit, or prevent regulatory approval. Furthermore, the dosing duration for administering epetraborole in humans has been limited to a maximum of 28 days in previous clinical trials, and we have just initiated the pivotal Phase 2/3 clinical trial of epetraborole in patients with NTM lung disease. The study drug dosing duration in this pivotal Phase 2/3 clinical trial is up to 16 months total, depending on the timing of the first of three negative sputum cultures defining culture conversion (i.e., first of 3 consecutive monthly negative sputum cultures must occur by Month 4 at the latest, followed by 12 months of therapy. The longer dosing duration expected in our pivotal Phase 2/3 clinical trial, as well as the use of epetraborole in patients with NTM lung disease, may increase the risk of hematological abnormalities or the potential for the emergence of new, unknown treatment-emergent adverse events. In addition, we may experience regulatory delays or rejections as a result of many factors, including changes in regulatory policy during the period of our product candidate development. Any such delays could negatively impact our business, financial condition, results of operations, and prospects.

If clinical trials of epetraborole or any future product candidate that we may advance to clinical trials fail to demonstrate safety, tolerability, and/or efficacy to the satisfaction of the FDA, the PMDA, the EMA, the TGA, or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of epetraborole or any future product candidate.

We may not commercialize, market, promote, or sell any product candidate without obtaining marketing approval from the FDA, the PMDA, the EMA, the TGA, or other comparable regulatory authorities, and we may never receive such approvals. It is impossible to predict when or if epetraborole or any future product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of epetraborole or any future product candidates, we must complete preclinical and nonclinical development and conduct extensive clinical trials to demonstrate the safety, tolerability, and efficacy of such product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical, nonclinical, and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize epetraborole or any of our future product candidates, including, but not limited to:

•
the FDA, the PMDA, the EMA, the TGA, or other comparable regulatory authorities may disagree as to the design or implementation of our clinical trials, which may result in changes to our planned clinical trial design and potential target clinical outcomes, which could otherwise delay or otherwise negatively impact our ability to complete our clinical plans effectively;
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
•
we may be unable to successfully defeat bacterial resistance mechanisms in our recently initiated epetraborole pivotal Phase 2/3 clinical trial, which may require early termination of the trial or abandonment of our epetraborole program;
•
we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•
enrollment in the pivotal Phase 2/3 clinical trial of epetraborole and future clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate, we may fail to recruit suitable patients to participate in a trial, or the number of patients required for clinical trials of epetraborole and any of our future product candidates may be larger than we anticipate;
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

•
the FDA, the PMDA, the EMA, the TGA, or other comparable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with whom we enter into agreements for clinical and commercial supplies;
•
the supply or quality of epetraborole or any of our future product candidates or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate;
•
epetraborole or our future product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or institutional review boards to suspend or terminate the clinical trials; and
•
the approval policies or regulations of the FDA, the PMDA, the EMA, the TGA, or other comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

If we are required to conduct additional clinical trials (for instance, if regulatory authorities required us to conduct a separate Phase 2 clinical trial prior to the initiation of a Phase 3 clinical trial, rather than the recently initiated pivotal Phase 2/3 clinical trial as designed) or other testing of epetraborole or any of our future product candidates beyond the studies that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of epetraborole or any of our future product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns observed in these trials or tests, we may:

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

Epetraborole is not yet approved by the FDA, the PMDA, the EMA, the TGA, or any other regulatory agency and has not yet been tested extensively in patients. In previous development programs evaluating epetraborole, which largely used higher doses administered intravenously and orally, subjects and patients receiving epetraborole experienced drug-related side effects. For example, the most common drug-related adverse events observed in oral administration of epetraborole in humans were gastrointestinal in nature. Further, in a 26-week study conducted with epetraborole in rats and in a 39-week study conducted with epetraborole in non-human primates, safety observations of reduced hematocrit, hemoglobin, and other associated red blood cell-related parameters (red cell distribution width, mean corpuscular volume, mean corpuscular hemoglobin concentration, mean corpuscular hemoglobin) levels were observed, which remained below normal during the recovery period of the study while other blood cell parameters returned to normal levels. In a Fertility and Embryo-Fetal Development study of epetraborole in rats, there were no external fetal malformations or variations, no soft-tissue (visceral or fixed-head) fetal malformations or variations, and no skeletal fetal malformations attributed to administration of epetraborole at any dose level evaluated in the study. There were multiple maternal and fetal adverse events, including reduced mean maternal body weight during gestation, reduced mean fetal weight, increased mean total resorptions per litter and higher mean post-implantation loss at the highest dose level tested, which was 1,000 mg/kg, compared to a control group. Decreased fetal body weights and increased incomplete fetal ossification was observed at all epetraborole dose levels. The significance of these observations in humans is unknown. Based on the observed maternal and fetal adverse events in rats, epetraborole could be harmful to human fetuses when taken during pregnancy.

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

Additional adverse events may emerge in any ongoing or subsequent clinical trials and there may be unforeseen serious adverse events or side effects that differ from those seen in studies completed to date. The dosing duration for administering epetraborole in humans has been limited to a maximum of 28 days in previous clinical trials, and we have recently initiated a pivotal Phase 2/3 clinical trial of epetraborole in of patients with NTM lung disease. We anticipate that the dosing duration in this pivotal Phase 2/3 clinical trial will extend to 16 months or longer. The longer dosing duration expected in our pivotal Phase 2/3 clinical trial, as well as the use of epetraborole in patients with NTM lung disease, may increase the potential for the emergence of new, unknown treatment-emergent adverse events. Often, it is not possible to determine whether or not a product candidate being studied caused side effects. Our current and planned clinical trials are designed to evaluate both the efficacy and safety of epetraborole. Consistent with all clinical trials, we will monitor the safety of our patients throughout our recently initiated pivotal Phase 2/3 clinical trial. In addition, we plan to include an independent Safety Data Monitoring Committee (SDMC) to review safety as we increase dosing durations to 16 months and transition from clinical investigations in healthy volunteers to patients. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test epetraborole and our future product candidates in larger, longer, and more extensive clinical programs, or as use of such product candidates becomes more widespread, if they receive regulatory approval, subjects will report illnesses, injuries, discomforts, and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that epetraborole or any future product candidate has unexpected side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business.

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
•
a product candidate may not be accepted as safe, tolerable, and effective by patients, the medical community or third-party payors, if applicable; and
•
the FDA, the PMDA, the EMA, the TGA, or other regulatory authorities may not approve or agree with the intended use of a new product candidate.

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

We may not be able to initiate, continue, or complete clinical trials of epetraborole or any future product candidates that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA, the PMDA, the EMA, the TGA, or other comparable regulatory authorities. We have limited experience enrolling patients in our clinical trials and cannot predict how successful we will be in enrolling patients in future clinical trials.

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

Additionally, most patients with NTM lung disease have pre-existing co-morbidities, including underlying structural lung disease. Because of this, we expect difficulties in determining clinical responses in some patients in our recently initiated pivotal Phase 2/3 clinical trial of epetraborole, which could result in a failure to meet prespecified clinical trial endpoints. For example, even if epetraborole has a beneficial effect on culture conversion, patient-reported symptom-based outcomes may not correlate with microbiological responses.

In addition, the COVID-19 pandemic and seasonal respiratory conditions like influenza may affect the timing of our planned clinical trials. For example, we truncated the sixth cohort of our Phase 1b dose-ranging study of epetraborole in Australia after a rise in COVID-19 cases in Australia resulted in recruitment challenges. Clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the COVID-19 pandemic. Patients may be unwilling to enroll in clinical trials due to fear of contracting COVID-19. In addition, after enrollment in our trials, patients may drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, due to site-related restrictions or patient quarantines after COVID-19 exposures or infections. Personnel at clinical-trial sites may have less time to work on our trials if COVID-19 or other seasonal respiratory conditions (e.g., flu or RSV) force hospitals to prioritize resources. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or other respiratory conditions or actions taken to mitigate spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for our product development.

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

Even if we obtain approvals from the FDA, the PMDA, the EMA, the TGA, or other comparable regulatory agencies and are able to initiate commercialization of epetraborole or any future product candidates we develop, the product candidate may not achieve market acceptance among physicians, patients, and third-party payors and, ultimately, may not be commercially successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

The development and commercialization of new drug products is highly competitive. We face competition from major multi-national pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, and generic drug companies with respect to epetraborole and other product candidates that we may develop and commercialize in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of NTM lung infections. Potential competitors also include academic institutions, government agencies, and other public and private research organizations. If our competitors obtain marketing approval from the FDA, the PMDA, the EMA, the TGA, or other comparable regulatory authorities for their product candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. Our competitors may also succeed in developing, acquiring, or licensing technologies and drug products that are more effective, more effectively marketed and sold, or less costly than epetraborole or any future product candidates that we may develop, which could render our product candidate non-competitive and obsolete.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any product candidates that we may develop. Our competitors also may obtain approval from the FDA, the PMDA, the EMA, the TGA, or other comparable regulatory agencies for their product candidates more rapidly than we may obtain approval for ours, which could result in product approval delays if a competitor obtains market exclusivity from the FDA, the PMDA, the EMA, the TGA, or any comparable regulatory agencies or our competitors establish a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. Additional drugs may become available on a generic basis over the coming years. If epetraborole or any future product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic drugs.

If we are unable to establish sales, marketing, and distribution capabilities for epetraborole or our future product candidates, or enter into sales, marketing, and distribution agreements with third parties, we may not be successful in commercializing our product candidates, if and when they are approved.

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain marketing approval, we will need to establish a sales and marketing organization or enter into collaboration, distribution, and other marketing arrangements with one or more third parties to commercialize such product candidate. In the United States and other key markets, we intend to build a commercial organization to target areas with the greatest incidence of NTM lung infections and recruit experienced sales, marketing, and distribution professionals. The development of sales, marketing, and distribution capabilities will require substantial resources, will be time-consuming, and could delay any product launch. We may decide to work with regional specialty pharmacies, distributors, and/or multi-national pharmaceutical companies to leverage their commercialization capabilities to commercialize any product candidate for which we may obtain regulatory approval outside of the United States.

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
•
a decline in our share price.

We currently hold $5.0 million in global product liability insurance coverage with a per incident limit of $5.0 million and an AUD 10.0 million product liability insurance coverage for the Phase 1b dose-ranging study in Australia with a per incident limit of AUD 10.0 million, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we expand our clinical trials or if we commence commercialization of any product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise, if at all. Our product liability insurance policy contains various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with current or future collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise.

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

As of September 30, 2022, we had 26 employees and one part-time employee at 80% effort. We are highly dependent on the management, research and development, clinical, financial, and business development expertise of Eric Easom, our co-founder, president, and chief executive officer, Paul Eckburg, M.D., our chief medical officer, Sanjay Chanda, Ph.D., our chief development officer, Lucy Day, our chief financial officer, Kevin Krause, our chief strategy officer, and Michael R.K. (Dickon) Alley, Ph.D., our co-founder and head of biology, as well as the other members of our research, development, and business teams. Each may terminate employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

Our business could be adversely affected by health epidemics, including the COVID-19 pandemic and influenza, in regions where we or third parties on which we rely have manufacturing facilities, concentrations of potential clinical trial sites or other business operations. For example, as a result of the COVID-19 pandemic, the State of California, where our operations are located, has from time to time issued orders limiting activities to varying levels, including at the most restrictive level, an order for all residents to remain at home, except for the performance of essential activities, which include biomedical research. We have implemented policies that enable our employees to work remotely, and such policies may continue for an indefinite period. In accordance with state and local mandates, from time to time, we have also implemented various safety protocols for all on-site personnel, including the requirements to wear masks, suspend all non-essential travel for our employees and maintain social distance. We continue to evaluate our protocols and practices as the global response to the COVID-19 pandemic continues to evolve. There can be no assurance that we will be able to avoid part or all of any impact from the spread of COVID-19 or its consequences.

In addition, our current preclinical and nonclinical studies and current and future clinical trial plans may be affected by the COVID-19 pandemic or other epidemic. Site initiation and patient enrollment may be delayed due to potential and ongoing patients being exposed to COVID-19, staff shortages and prioritization of hospital resources toward the COVID-19 pandemic or other epidemic, which may delay enrollment in our future global clinical trials, and some patients may not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Further, some of our suppliers may experience disruption to their respective supply chain due to the effects of health epidemics, including the COVID-19 pandemic, which could delay, prevent, or impair our development or commercialization efforts.

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

Macroeconomic uncertainties and the COVID-19 pandemic have in the past and may continue to adversely impact our business, results of operations and financial condition.

There is currently an uncertain and inflationary economic environment in the United States, partially as a result of the COVID-19 pandemic and efforts to contain it and manage its impacts, which have created significant macroeconomic disruption and volatility. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. To the extent that macroeconomic uncertainties and the COVID-19 pandemic continue to harm our business, results of operations and financial condition, many of the other risks described in this “Risk Factors” section will be exacerbated.

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

Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development. For instance, recent changes to leadership, enhanced focus on countermeasures related to the COVID-19 pandemic, and the reorganization and rededication of critical resources, at the FDA and within similar governmental health authorities across the world, may impact the ability of new products and services from being developed or commercialized in a timely manner. Regulations and requirements vary among jurisdictions, including in Japan and Europe. For instance, we met with the PMDA and gained alignment on the use of a microbiological primary endpoint to support registration in Japan. We are planning to include Japanese patients in the pivotal Phase 2/3 clinical trial and expect that the data from the ongoing pivotal Phase 2/3 clinical trial of oral epetraborole for treatment-refractory MAC lung disease, if positive, will serve as the basis for the application for marketing approval in Japan. We have not obtained regulatory approval for any product candidate, and it is possible that epetraborole and any product candidates we may seek to develop in the future will never obtain regulatory approval. We are not permitted to market any product candidate in the United States until we receive regulatory approval of an NDA from the FDA.

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

Future legislation, and/or regulations and policies adopted by the FDA, the PMDA, the EMA, the TGA, or comparable regulatory authorities, may increase the time and cost required for us to conduct and complete clinical trials of epetraborole or other future product candidates.

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

We have received orphan drug designation for epetraborole in the United States and in Europe, and we may seek orphan drug designation for epetraborole in other regions or indications, or for our future product candidates. We may not be able to obtain or maintain orphan drug designations for any product candidates, and we may be unable to take advantage of the benefits associated with orphan drug designation, including the potential for market exclusivity.

Regulatory authorities in some jurisdictions, including the United States, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States, or a patient population of greater than 200,000 individuals in the United States, but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Similar laws exist in Europe and Japan. The European Commission may grant a product orphan medicinal product designation if the product is intended for the treatment, prevention or diagnosis of a life-threatening or very serious condition, with a prevalence in the European Union of not more than five in 10,000 people, and where either no satisfactory method of diagnosis, prevention or treatment of the condition in question exists, or if such method exists that the medicinal product will be of significant benefit to those affected by that condition.

As part of our business strategy, we sought and have received orphan drug designation from the FDA and orphan medicinal product designation from the European Commission for epetraborole for the treatment of infections caused by NTM; however, we may not be able to maintain this status. There can be no assurance that the FDA or European Commission will grant orphan drug designation for epetraborole to treat any other condition for which we may apply. We may also seek orphan drug designation for future product candidates, and we may be unsuccessful in obtaining this designation.

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

We are exposed to the risk of employee fraud or other misconduct or failure to comply with applicable regulatory requirements. Misconduct, errors, or omissions by employees and independent contractors, such as principal investigators, CROs, consultants, commercial partners, and vendors, could include failures to comply with regulations of the FDA, the PMDA, the EMA, and other comparable regulatory authorities, to provide accurate information to such regulators, to comply with manufacturing standards we have established, to comply with healthcare fraud and abuse laws, to report financial information or data accurately, to disclose unauthorized activities to us, or to comply with requirements of government contracts (e.g., the September 2022 NIAID contract). In particular, sales, marketing, and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing, and promotion, sales commission, customer incentive programs, and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits, and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment, or restructuring of our operations, any of which could adversely affect our ability to operate.

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

In addition, some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the price at which shares were sold in our IPO and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States, Japan or other countries where we conduct critical business (including those relating to macroeconomic events, such as the COVID-19 pandemic and the recent outbreak of hostilities between Russia and Ukraine);
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On March 24, 2022, our registration statement on Form S-1 (File No. 333-263295) was declared effective by the SEC for the IPO of our common stock. Our shares began trading on the Nasdaq Global Select Market on March 25, 2022, and the transaction formally closed on March 29, 2022. In connection with our IPO, we issued and sold an aggregate of 5,290,000 shares of our common stock at a price of $15.00 per share, which included the exercise in full of the underwriters' option to purchase 690,000 additional shares of our common stock at the same price per share, which closed on April 12, 2022. The aggregate gross proceeds for shares sold in our IPO was $79.4 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $9.0 million, the net proceeds from the offering were approximately $70.4 million. Upon completion of the sale of the shares of our common stock referenced in this paragraph, our IPO terminated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Cowen and Company, LLC, SVB Securities LLC, and Evercore Group L.L.C. acted as joint bookrunning managers of the IPO and as representatives of the underwriters. Oppenheimer & Co., Inc. acted as a lead manager for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated March 24, 2022 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing investment-grade securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	S-1	333-263295	3.2	March 21, 2022
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 21, 2022
10.1*#	Offer Letter by and between the Registrant and Joshua Eizen, dated September 19, 2022.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of September 30, 2022 and December 31, 2021; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2022 and 2021; (iv) the Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021; (vi) the Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021; (vii) Notes to Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2022.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer)