Form 10-Q
period 2023-03-31
AN2 Therapeutics, Inc.
filed 2023-05-11
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 4, 2023, the registrant had 19,426,452 shares of common stock, $0.00001 par value per share, outstanding.

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
▪
the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
▪
our use of the net proceeds from the initial public offering (“IPO”);
▪
the ability of our pivotal Phase 2/3 clinical trial in treatment-refractory Mycobacterium avium complex (“MAC”) lung disease to be sufficient for regulatory approval in the United States and Japan and potentially other territories;
▪
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
▪
the commercialization of our initial product candidate and any other product candidates we may develop, if approved;
▪
the ability of epetraborole, if approved, to successfully compete with other therapies, including therapies currently in development;
▪
the size of the market opportunity for epetraborole or any other product candidates we may develop in each of the diseases we target;
▪
the pricing, coverage, and reimbursement of epetraborole, if approved;
▪
the implementation of our business model, strategic plans for our business, and our initial product candidate and any other product candidates we may develop;
▪
the scope of protection we are able to establish and maintain for intellectual property rights covering epetraborole;

▪
the expected post-approval marketing exclusivity granted to epetraborole by certain regulatory designations in the United States and Japan;
▪
our ability to identify additional product candidates and advance them into clinical development;
▪
our financial performance;
▪
developments relating to our competitors and our industry;
▪
our expectations regarding the impact of the COVID-19 pandemic on our business and operations, including clinical trials, manufacturing suppliers, collaborators, use of contract research organizations (“CROs”) and employees;
▪
our expectations regarding the impact of inflation, macroeconomic conditions and geopolitical conflicts on our business and operations, including on our manufacturing suppliers, collaborators, CROs and employees; and
▪
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$26,709	$27,219
Short-term investments	61,806	68,840
Prepaid expenses and other current assets	1,767	2,509
Right-of-use asset, net	34	53
Total current assets	90,316	98,621
Deferred offering costs	48	—
Long-term investments	—	3,219
Other assets, long-term	720	720
Total assets	$91,084	$102,560
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,545	$2,122
Accrued compensation	741	2,168
Accrued liabilities	4,241	2,837
Operating lease liabilities	34	53
Options subject to repurchase, short-term	5	6
Total current liabilities	8,566	7,186
Options subject to repurchase, long-term	1	2
Total liabilities	8,567	7,188
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2023 and December 31, 2022; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at March 31, 2023 and December 31, 2022; 19,426,452 and 19,402,658 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	187,738	185,469
Accumulated other comprehensive loss	(175)	(374)
Accumulated deficit	(105,046)	(89,723)
Total stockholders’ equity	82,517	95,372
Total liabilities and stockholders’ equity	$91,084	$102,560

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$11,985	$5,633
General and administrative	4,054	2,050
Total operating expenses	16,039	7,683
Loss from operations	(16,039)	(7,683)
Other income, net	716	28
Net loss	(15,323)	(7,655)
Accretion to redemption value and cumulative dividends on preferred stock	—	(1,820)
Net loss attributable to common stockholders	$(15,323)	$(9,475)
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(2.98)
Weighted-average number of shares used in computing net loss per share, basic and diluted	19,385,646	3,180,717
Other comprehensive loss:
Unrealized gain (loss) on investments	199	(131)
Comprehensive loss	$(15,124)	$(7,786)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	—	$—	19,402,658	$—	$185,469	$(374)	$(89,723)	$95,372
Issuance of common stock under the ESPP	—	—	23,794	—	199			199
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	2,068	—	—	2,068
Unrealized gain on available-for-sale investments	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(15,323)	(15,323)
Balances at March 31, 2023	—	$—	19,426,452	$—	$187,738	$(175)	$(105,046)	$82,517

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	11,409,488	$109,319	2,730,298	$—	$—	$(27)	$(47,384)	$(47,411)
Accretion to redemption value and cumulative dividends on preferred stock	—	1,820	—	—	(437)	—	(1,383)	(1,820)
Conversion of convertible preferred stock into common stock	(11,409,488)	(111,139)	11,409,488	—	111,139	—	—	111,139
Issuance of common stock upon initial public offering, net of underwriters' commission and offering costs of $8.1 million	—	—	4,600,000	—	60,836	—	—	60,836
Vesting of early exercised stock options	—	—	—	—	14	—	—	14
Repurchase of early exercised stock options	—	—	(27,128)	—	(11)	—	—	(11)
Stock-based compensation	—	—	—	—	449	—	—	449
Unrealized loss on available-for-sale investments	—	—	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	(7,655)	(7,655)
Balances at March 31, 2022	—	$—	18,712,658	$—	$171,990	$(158)	$(56,422)	$115,410

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities
Net loss	$(15,323)	$(7,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,068	449
Non-cash operating lease expense	19	18
Net amortization (accretion) of premium (discount) on investments	(435)	1
Changes in operating assets and liabilities:
Prepaid expenses and other assets	742	(566)
Accounts payable	1,423	1,546
Accrued compensation	(1,427)	(581)
Accrued liabilities	1,356	64
Operating lease liabilities	(19)	(18)
Net cash used in operating activities	(11,596)	(6,742)
Cash flows from investing activities
Purchases of investments	(14,013)	(998)
Maturities of investments	24,900	14,975
Net cash provided by investing activities	10,887	13,977
Cash flows from financing activities
Repurchase of early exercised stock options	—	(11)
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	—	63,198
Proceeds from issuance of common stock under the ESPP	199	—
Net cash provided by financing activities	199	63,187
Net (decrease) increase in cash and cash equivalents	(510)	70,422
Cash and cash equivalents at the beginning of the period	27,219	12,097
Cash and cash equivalents at the end of the period	$26,709	$82,519
Supplemental disclosure of noncash financing items
Conversion of redeemable convertible preferred stock into common stock	$—	$111,139
Accretion to redemption value and cumulative dividends on preferred stock	—	1,820
Issuance costs for initial public offering included in accounts payable and accrued liabilities	—	1,151
Deferred offering costs included in accounts payable and accrued liabilities	48	—

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

Since launching operations in November 2019, the Company has devoted substantially all of its resources to performing research and development activities, including with respect to its initial product candidate, epetraborole, business planning, hiring personnel, raising capital, and providing general and administrative support for these operations.

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

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of March 31, 2023, the condensed statements of operations and comprehensive loss and the condensed statements of redeemable convertible preferred stock and stockholders’ equity for the three months ended March 31, 2023 and 2022, and the condensed statements of cash flows for the three months ended March 31, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2023 and the results of its operations and its cash flows for the three months ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three months ended March 31, 2023 and 2022 are also unaudited. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 29, 2023.

Risks and Uncertainties

Liquidity

Prior to the Company’s IPO in March 2022, the Company’s operations had historically been financed through the issuance of redeemable convertible preferred stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the three months ended March 31, 2023 and 2022, the Company incurred a net loss of $15.3 million and $7.7 million, respectively, and had cash flows used in operating activities of $11.6 million and $6.7 million, respectively. The Company has an accumulated deficit of $105.0 million and $89.7 million as of March 31, 2023 and December 31, 2022, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidate currently in development.

As of March 31, 2023, the Company had cash, cash equivalents and short-term investments of $88.5 million. Management believes that its cash, cash equivalents and investments as of March 31, 2023 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials and clinical trial, registration and pre-registration material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Other Risks and Uncertainties

Recent events including bank failures, elevated inflation, the U.S. Federal Reserve interest rate increases, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, and the Russian invasion of Ukraine, have given rise to certain macroeconomic uncertainties. In addition, although the public health effects of the COVID-19 pandemic have subsided in recent quarters and the public-health emergency has ended, we continue to observe lingering impacts in the form of staffing shortages at clinical sites, which may have caused and continue to cause delays in activating sites and screening and enrolling patients. Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For more information on the risks and uncertainties associated with the evolving effects of macroeconomic headwinds and the COVID-19 pandemic on our business and our clinical development and regulatory efforts, see “Part II Item 1A—Risk Factors.”

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to the Company’s equity financings, including its shelf offering filed in April 2023 (see Note 12—Subsequent Events) and its IPO in 2022, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. The Company capitalized certain legal, accounting and other third-party fees that were directly related to the Company’s IPO. After the completion of the IPO in March 2022, the total deferred offering costs of $3.3 million were offset against the proceeds from the IPO and reclassified to additional paid-in capital in the accompanying condensed balance sheets. At March 31, 2023 and December 31, 2022, deferred offering costs totaling $0.05 million and $0, respectively, were included as non-current assets in the accompanying balance sheets.

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

Redeemable Convertible Preferred Stock

The Company recorded the redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The carrying value of the redeemable convertible preferred stock was accreted to its redemption value. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of March 31, 2023.

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

Fair Value of Common Stock

Prior to the Company's IPO, the absence of an active market for the Company’s common stock required the Company’s board of directors (“Board”) to determine the fair value of its common stock for purposes of granting stock options. The fair value of the Company’s common stock was determined by the Company’s Board with assistance from management and an independent third-party valuation firm. Management’s approach to estimating the fair value of the Company’s common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held- Company Equity Securities Issued as Compensation. Determining the best estimated fair value of the Company’s common stock requires significant judgement and management considers several factors, including the Company’s stage of development, equity market conditions affecting comparable public companies, significant milestones and progress in research and development efforts. Since the completion of its IPO, the Company uses its stock price traded on the Nasdaq Global Select Market to determine the fair value of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, corporate debt securities and corporate commercial paper, are stated at fair value. As of March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $26.7 million and $27.2 million, respectively.

Investments

Investments consist of U.S. Treasury securities, commercial paper, and U.S. Government agency securities. All of the Company’s investments are classified as available-for-sale and are carried at estimated fair values and reported in cash equivalents, short-term investments or long-term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments. The cost of investments sold, if any, is based on the specific identification method.

Unrealized gains and losses on available-for-sale investments are reported in accumulated other comprehensive gain (loss) as a separate component of stockholders’ equity. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the statements of operations and comprehensive loss. If neither criteria is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense), net. Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the statements of operations and comprehensive loss.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets.

As of March 31, 2023 and December 31, 2022, the Company had investments of $61.8 million and $72.1 million, respectively.

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements (“CCA”) that are hosted by third-party vendors. Implementation costs incurred during the application development stage are considered for capitalization until the software is ready for its intended use. Once capitalized, these costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the statements of operations and comprehensive loss. As of March 31, 2023, the Company has not capitalized any CCA implementation costs or amortized any such costs.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and investments. The Company’s cash is invested through financial institutions in the United States. The Company’s investments consist of debt securities, issued by highly rated corporate entities or the U.S. government. The Company’s exposure to any individual corporate entity is limited by its investment policy. Deposits may at times exceed federally insured limits, but minimal credit risk exists. The Company invests its cash equivalents in highly rated money market funds. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. In March 2023, one of the financial institutions utilized by the Company was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Through March 31, 2023, the Company had no off-balance sheet concentrations of credit risk.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the three months ended March 31, 2023 and 2022, the Company had $0.2 million of net unrealized gain and $0.1 million of net unrealized loss, respectively, on available-for-sale investments.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force)”. This update is intended to guide entities in evaluating the accounting for fees paid by a customer in a cloud computing arrangement by providing guidance for determining when the arrangement includes a software license. This standard was effective for financial statements issued by public companies for annual and interim periods beginning after December 15, 2019, and effective for financial statements issued by non-public entities for annual periods beginning after December 15, 2020. The Company adopted this standard beginning July 1, 2022, noting that this standard was applied prospectively. Adoption of this standard did not have a material impact on the Company's condensed financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance that, when deducted from the amortized cost basis of the financial assets and certain other instruments, including but not limited to available-for-sale debt securities. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses rather than as a direct write-down to the security. ASU 2016-13 requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815) and Leases (Topic 842): Effective Dates, which defers the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022 for SEC reporting companies that are smaller reporting companies such as the Company. The Company adopted this standard beginning January 1, 2023. Adoption of this standard did not have a material impact on the Company's condensed financial statements.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise noted, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its condensed financial statements and disclosures. As an “emerging growth” company, it has been the Company’s intention to take advantage of certain temporary exemptions from various reporting requirements, as well as taking advantage of additional transitional relief.

Note 3. Fair Value Measurements

The Company adopted ASU 2016-13 beginning January 1, 2023. The Company records certain financial assets and liabilities at fair value. The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$12,202	$—	$—	$12,202
Commercial paper	Level 2	1,982	—	—	1,982
Short-term investments:
U.S. Treasury securities	Level 1	15,679	—	(71)	15,608
Commercial paper	Level 2	24,807	—	(43)	24,764
U.S. Government agency securities	Level 2	21,495	6	(67)	21,434
Total		$76,165	$6	$(181)	$75,990

	December 31, 2022
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$10,152	$—	$—	$10,152
Short-term investments:
U.S. Treasury securities	Level 1	29,381	—	(213)	29,168
Commercial paper	Level 2	27,701	2	(82)	27,621
U.S. Government agency securities	Level 2	12,126	4	(79)	12,051
Long-term investments:					—
U.S. Treasury securities	Level 1	1,224	—	(1)	1,223
U.S. Government agency securities	Level 2	2,001	—	(5)	1,996
Total		$82,585	$6	$(380)	$82,211

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper and U.S. government agency securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2023.

As of March 31, 2023, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the three months ended March 31, 2023 and 2022, the Company did not sell any available-for-sale investments.

The Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses has been recognized as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

As of March 31, 2023 and December 31, 2022, the Company had accrued interest receivable of $0.2 million and $0.2 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. The Company can receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. As of March 31, 2023, funding for an 18-month base period totaling $4.3 million has been committed. The Company did not recognize any income under this agreement during the three months ended March 31, 2023.

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

In December 2021, the Company entered into an amendment to the Anacor License for certain compounds and other intellectual property controlled by Anacor for the treatment, diagnosis, or prevention of certain bacterial pathogens (the “Anacor License Amendment”). The Anacor License Amendment has no impact on the Anacor License financial terms. None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three months ended March 31, 2023 and 2022. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three months ended March 31, 2023 and 2022.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Accrued research and development-related expenses	$3,918	$2,517
Accrued professional services expenses	237	198
Accrued offering costs	48	—
Other	38	122
Total accrued liabilities	$4,241	$2,837

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2023 and December 31, 2022, and no material legal proceedings are currently pending or threatened.

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

Adjuvant Global Health Agreement

In conjunction with Adjuvant Global Health Technology Fund L.P.’s (“Adjuvant”) investment in the Company’s Series A redeemable convertible preferred stock financing in 2019 and 2020, the Company entered into a Global Health Agreement with Adjuvant, pursuant to which the Company agreed to support the creation of innovative and affordable drugs to treat disease, through public health programs and private purchasers in Low and Lower-Middle-Income Countries (as such terms are defined by the World Bank and in the agreement).

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

In conjunction with Adjuvant’s investment in the Company’s Series B redeemable convertible preferred stock financing in 2021, the Company entered into an Amended and Restated Global Health Agreement (the “Adjuvant Amendment”). The Adjuvant Amendment expands Adjuvant’s investment support to include the development of the Company’s product candidate, epetraborole, for use in tuberculosis-endemic and tuberculosis-at-risk countries as defined in the agreement.

In connection with Adjuvant’s investment in the Company’s common stock as part of the IPO, the Company entered into an Amended and Restated Global Health Agreement dated March 24, 2022 (the “Adjuvant IPO Amendment”). As part of the Adjuvant IPO Amendment, Adjuvant purchased 166,666 shares of the Company's common stock in March 2022 for a total additional investment of $2.5 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose. As of December 31, 2022, the $2.5 million of proceeds from Adjuvant’s IPO investment, as well as the proceeds from Adjuvant’s Series A and B redeemable convertible preferred stock investments, were fully utilized to support the epetraborole development program, which overlaps with the melioidosis and other global health development programs. In addition, the Company has complied with all applicable covenants as of March 31, 2023.

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

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of March 31, 2023 and December 31, 2022, consists of the following:

	March 31,	December 31,
	2023	2022
Stock options, issued and outstanding	3,718,241	2,796,241
Stock options, authorized for future issuance	1,481,786	1,627,680
ESPP, authorized for future issuance	357,232	187,000
Total	5,557,259	4,610,921

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding at March 31, 2023 and December 31, 2022.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other forms of awards to employees, directors, and consultants. As of March 31, 2023, no stock appreciation rights, restricted stock awards, restricted stock unit awards or performance awards were issued.

The Company initially reserved for issuance 1,870,000 new shares of common stock pursuant to the 2022 Plan. The Company’s 2017 Equity Incentive Plan (the “2017 Plan”) was terminated in 2022; however, shares underlying outstanding stock awards granted under the 2017 Plan will continue to be governed by the 2017 Plan. Shares available under the 2017 Plan were added to the available shares in the 2022 Plan. Shares underlying outstanding stock awards granted under the 2017 Plan that expire or are repurchased by, forfeited to, cancelled or withheld by the Company will also be reserved for issuance under the 2022 Plan.

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

Since the date of incorporation and through March 31, 2023, the Company issued stock options to its employees, directors and consultants. As of March 31, 2023, 1,481,786 shares of common stock remained available for future issuance under the 2022 Plan.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$989	$208
General and administrative expenses	1,013	241
Total	$2,002	$449

Stock Option Plan Activity

A summary of the stock plan activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,796,241	$10.13	8.81	$5,793
Granted	922,000	13.61
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2023	3,718,241	$10.99	8.89	$6,297
Exercisable as of March 31, 2023	1,174,609	$7.79	8.18	$4,358

As of March 31, 2023, there was unrecognized stock-based compensation expense of $22.5 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 3.0 years.

Weighted-average grant-date fair value of the options granted during the three months ended March 31, 2023 was $10.28 per share. No options were exercised during the three months ended March 31, 2023.

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

As of March 31, 2023, there were 14,092 unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares which are subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48th of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the option-holders pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. As of March 31, 2023, the Company recorded an insignificant amount of liabilities associated with the cash received for shares issued subject to repurchase rights, recorded within the options subject to repurchase, short-term, and options subject to repurchase, long-term on the Company's condensed balance sheets.

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2023, the number of shares in the ESPP increased by 194,026 shares, representing 1% of the prior year end’s common stock outstanding. As of March 31, 2023, 357,232 shares of common stock remained available for issuance under the ESPP.

The Company began recording stock-based compensation expense for its ESPP on October 1, 2022. During the three months ended March 31, 2023, the Company recognized $0.1 million in stock-based compensation expense related to the ESPP.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(15,323)	$(7,655)
Add accretion to redemption value and cumulative dividends on preferred stock	—	(1,820)
Net loss attributable to common stockholders	$(15,323)	$(9,475)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	19,385,646	3,180,717
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(2.98)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2023	2022
Options issued and outstanding	3,718,241	1,637,488
Early exercised common stock subject to future vesting	14,092	36,833
Total	3,732,333	1,674,321

Note 11. Related Party Transactions

In the three months ended March 31, 2023, the Company had no material related party transactions.

In the three months ended March 31, 2022, the Company paid a $0.5 million development milestone payment to Anacor that was recognized as expense in 2021.

Note 12. Subsequent Events

On April 6, 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC as the Company’s sales agent (the “Agent”), pursuant to which the Company may offer and sell from time to time through the Agent up to $100 million in shares (the “Shares”) of the Company’s common stock through an “at-the-market” program. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the sales agent. The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. Neither the Company nor the Agent is obligated to sell any Shares and, to date, the Company has not made any sales under the Sales Agreement.

The Shares will be offered and sold pursuant to the Company’s shelf registration statement on Form S-3 (File No. 333-271174), which was filed with the Securities and Exchange Commission on April 6, 2023, and declared effective on April 13, 2023. The Company filed a prospectus supplement covering the “at-the-market” program, dated April 13, 2023, with the SEC in connection with the offer and sale of the Shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2023 and results of operations for the three months ended March 31, 2023 and 2022 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a clinical-stage biopharmaceutical company developing treatments for rare, chronic, and serious infectious diseases with high unmet needs. Our initial product candidate is epetraborole, a once-daily, oral treatment for patients with non-tuberculous mycobacterial (“NTM”) lung disease, a rare, chronic and progressive infectious disease caused by bacteria known as mycobacteria that leads to irreversible lung damage and can be fatal. Epetraborole has broad spectrum antimycobacterial activity through inhibition of an essential and universal step in bacterial protein synthesis. Its novel mechanism of action is enabled by boron chemistry, our core technology approach. We are conducting a single pivotal Phase 2/3 clinical trial, EBO-301, in patients with treatment-refractory Mycobacterium avium complex (“MAC”) lung disease. MAC is the most common type of NTM lung disease. Based on feedback from the U.S. Food and Drug Administration (“FDA”) and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), we believe our pivotal Phase 2/3 clinical trial design has the potential to be sufficient for regulatory approval in the U.S. and Japan. We received Fast Track designation by the FDA to investigate epetraborole for treatment-refractory MAC lung disease. Epetraborole has also been designated as a Qualified Infectious Disease Product (“QIDP”) for treatment-refractory MAC lung disease by the FDA and has received orphan drug designation from the FDA and orphan medicinal product designation from the European Commission for the treatment of NTM lung disease. Based on clinical and preclinical data generated with epetraborole, its novel mechanism of action, and the convenience associated with once-daily, oral dosing, we believe that epetraborole has the potential to become an important component of a multi-drug treatment regimen for patients suffering from NTM lung disease.

We have nearly 80 sites active in the EBO-301 pivotal Phase 2/3 study across the U.S., Japan, South Korea and Australia. We now have approximately 30 sites across the Asia-Pacific (“APAC”) region and expect to open another 20-25 sites across all regions by mid-year 2023, resulting in 100+ sites across the U.S. and APAC region to support completion of the Phase 2 part and transition to the Phase 3 part of the study. Enrollment in the U.S. was slower than projected, which we believe was due in a large part to post-COVID-19 impacts to the U.S. healthcare system. In 2023, we have seen increases in site activity in the U.S. and significant early participation from the sites in APAC. We also recently implemented a protocol amendment designed to more fully capture the intended target population of patients with treatment-refractory MAC lung disease, and better enable home study visits, which aligns more closely with current patient care practices in NTM lung disease. We anticipate fully enrolling Phase 2 approximately mid-year 2023, pending continued progress on enrollment. We expect our cash position to provide runway through mid-2024, after the expected data read out of the Phase 2 portion of EBO-301.

Outside of EBO-301, we continue to progress in areas that will allow for timely commercialization of epetraborole, if approved. We recently initiated the manufacturing of active pharmaceutical ingredient (“API”) for registration batches, and are on track to complete manufacturing of the drug product registration batches later this year. In the coming months, we plan to initiate the final two Phase 1 clinical trials required for registration, a thorough QT study (EBO-104) and a hepatic impairment study (EBO-105). These activities will help to ensure that we are prepared to file an NDA and a JNDA as soon as possible following the completion of the EBO-301 pivotal Phase 2/3 study.

Since launching operations in November 2019, we have devoted substantially all of our resources to developing our initial product candidate. We have incurred significant operating losses to date. We expect that our operating expenses will increase significantly as we advance our current and future product candidates through preclinical, nonclinical and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect, and enforce our intellectual property portfolio; hire additional personnel; and incur costs associated with operating as a public company.

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $15.3 million and $7.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $105.0 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses.

As of March 31, 2023, we had cash, cash equivalents and short-term investments of $88.5 million. We believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q and be sufficient to fund the company after the expected data readout of the Phase 2 portion of EBO-301.

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

We plan to continue to use third-party service providers, including outside research laboratories, clinical research organizations (“CROs”), and contract manufacturing organizations (“CMOs”), to carry out our preclinical, nonclinical, and clinical development, and to manufacture and supply the materials to be used during the development and commercialization of our product candidates. We do not currently have a sales force. If epetraborole is approved for the treatment of treatment-refractory MAC lung disease, we intend to hire and deploy a specialty sales force, which will increase our operating costs.

Recent events including bank failures, elevated inflation, the U.S. Federal Reserve interest rate increases, supply chain disruptions, labor shortages, fluctuations in currency exchange rates, and the Russian invasion of Ukraine, have given rise to certain macroeconomic uncertainties. In addition, although the public health effects of the COVID-19 pandemic subsided in recent quarters and the public-health emergency has ended, we continue to observe lingering impacts in the form of staffing shortages at clinical sites, which may have caused and continue to cause delays in activating sites and screening and enrolling patients. Because of the above and other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For more information on the risks and uncertainties associated with the evolving effects of macroeconomic headwinds and the COVID-19 pandemic on our business and our clinical development and regulatory efforts, see “Part II Item 1A—Risk Factors.”

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and personnel-related expenses, including salaries and bonuses, payroll taxes, employee benefit costs, and non-cash stock-based compensation. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, and professional service fees for auditing, tax, general legal services, and other external consulting and vendor services. We expect our general and administrative expenses to continue to increase in the future as we increase our headcount, expand our operating activities, prepare for potential commercialization of our current and future product candidates, and support our operations as a public company, including expenses related to legal, accounting, regulatory, and tax-related services associated with maintaining compliance with requirements of Nasdaq Stock Market LLC and the SEC, directors and officers liability insurance premiums and investor relations activities.

Other Income, Net

Other income, net consists of interest income and investment income earned on our cash, cash equivalents and investments and income associated with foreign currency fluctuations.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	March 31,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$11,985	$5,633	$6,352	113%
General and administrative	4,054	2,050	2,004	98%
Total operating expenses	16,039	7,683	8,356	109%
Loss from operations	(16,039)	(7,683)	(8,356)	109%
Other income, net	716	28	688	*
Net loss	$(15,323)	$(7,655)	$(7,668)	100%
*Change not meaningful

Research and Development Expenses

Research and development expenses were $12.0 million for the three months ended March 31, 2023 compared to $5.6 million for the three months ended March 31, 2022. The increase of $6.4 million was primarily due to increases in personnel-related expenses, chemistry manufacturing and controls ("CMC") costs, research studies costs and outside services and consulting expenses, partially offset by lower clinical trials costs. Personnel-related costs increased by $2.5 million, as a direct result of our increased research and development headcount. CMC costs increased by $2.5 million due to our increased pre-registration manufacturing activities and preclinical and research study costs increased by $0.9 million, offset by decreases in costs related to clinical trials and services of $0.3 million. Phase 2/3 clinical trial expenses increased in the first quarter of 2023, but not to the extent of the higher costs of three Phase 1 clinical trials conducted in the first quarter of 2022. Outside services and consulting expenses increased by $0.6 million for clinical, research and regulatory costs. Allocated facility-related expenses, including rent, utilities and information technology expenses, increased by $0.2 million to support our increased headcount.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	March 31,
	2023	2022	Change
	(in thousands)
Personnel related expenses	$4,039	$1,500	$2,539
Chemistry manufacturing and controls expenses	3,078	586	2,492
Clinical trials expenses	2,102	2,412	(310)
Preclinical and research study expenses	1,402	529	873
Consulting and outside services	1,020	449	571
Other expenses	344	157	187
Total research and development expenses	$11,985	$5,633	$6,352

General and Administrative Expenses

General and administrative expenses were $4.1 million for the three months ended March 31, 2023 compared to $2.1 million for the three months ended March 31, 2022. The increase of $2.0 million was primarily attributable to a $0.8 million increase in personnel-related costs as we expanded our headcount, a $0.6 million increase in insurance and other expenses, a $0.5 million increase in professional services expenses, and a $0.1 million increase in consulting and outside services to support our ongoing operations.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended March 31, 2023 and 2022, we had net losses of $15.3 million and $7.7 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2023, we had an accumulated deficit of $105.0 million. As of March 31, 2023, we had cash, cash equivalents and short-term investments of $88.5 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

To date, we have funded our operations primarily through our IPO and private placements of our redeemable convertible preferred stock. In March and April 2022, we generated aggregate net proceeds of approximately $70.4 million from our IPO, after deducting the underwriting discounts and commissions. Prior to our IPO, we have raised $91.6 million from the issuance of our redeemable convertible preferred stock. Upon the closing of our IPO, all then outstanding shares of convertible preferred stock were converted into shares of our common stock.

Future Funding Requirements

We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval for and commercialize any of our current and future product candidates and we do not know when, or if, those events will occur. Historically, we have incurred operating losses and negative cash flows as a result of ongoing efforts to develop our lead drug product candidate, epetraborole, including conducting ongoing preclinical and nonclinical studies, clinical trials, and registration API and drug product manufacturing, and providing general and administrative support for these operations. We expect our negative cash flows to increase significantly over the next several years as we advance epetraborole and any future product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Moreover, we expect to continue to incur costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations, as we do not expect positive cash flows from operations in the foreseeable future.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Three Months Ended
	March 31,
	2023	2022
	(in thousands)
Cash used in operating activities	$(11,596)	$(6,742)
Cash provided by investing activities	10,887	13,977
Cash provided by financing activities	199	63,187
Net (decrease) increase in cash	$(510)	$70,422

Cash Used in Operating Activities

Net cash used in operating activities was $11.6 million for the three months ended March 31, 2023, which consisted of a net loss of $15.3 million, due to the use of funds to develop our initial drug product candidate offset by a net decrease of $2.1 million in our net operating assets and liabilities and $1.7 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $1.4 million in accounts payable, accrued compensation and accrued liabilities due to an increase in accrued research and development expenses and a decrease of $0.7 million in prepaid expenses. The non-cash charges consisted of stock-based compensation expense of $2.1 million and partially offset by net accretion of discounts on investments of $0.4 million.

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

Cash Provided by Investing Activities

Net cash used in investing activities was $10.9 million for the three months ended March 31, 2023, which primarily consisted of $24.9 million in proceeds from the maturity of investments, partially offset by $14.0 million in purchases of investments.

Net cash used in investing activities was $14.0 million for the three months ended March 31, 2022, which primarily consisted of $15.0 million in proceeds from the maturity of investments, partially offset by $1.0 million in purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.2 million for the three months ended March 31, 2023, which primarily consisted of proceeds from issuance of common stock under the employee stock purchase plan.

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

We enter into contracts in the normal course of business with third-party contract organizations for preclinical and nonclinical studies and clinical trials, manufacture and supply of our preclinical, nonclinical, clinical trial, pre-registration and registration materials, and other services and products used for operating purposes. These contracts generally provide for termination following a certain period after notice, and therefore we believe that our non-cancelable obligations under these agreements are not material.

Recent Accounting Pronouncements

See the section “Recently Adopted Accounting Pronouncements" in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Financial Statements in Part I, Item 1 of this Quarterly Report on 10-Q.

Critical Accounting Policies, Significant Judgements, and Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the financial statements in our 2022 Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Annual Report on Form 10-K include, but are not limited to, the discussion of estimates used for research and development, stock-based compensation, and redeemable convertible preferred stock. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed financial statements, and actual results could differ materially from the amounts reported.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $88.5 million as of March 31, 2023, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities.

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

Foreign Currency Risk

A portion of our expenses are denominated in foreign currencies, most notably the Australian Dollar. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. The Company was not exposed to material foreign currency risk during the quarter ended March 31, 2023.

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

Our CEO and CFO have concluded that as of March 31, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 and included below.

Notwithstanding the identified material weaknesses, management, including our CEO and CFO, have determined, based on the procedures we have performed, that the condensed financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at March 31, 2023 and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weakness in Internal Control Over Financial Reporting

During the course of preparing for our March 2022 IPO, we identified material weaknesses in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified are as follows:

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

Remediation Plan

The Company is committed to remediating the material weakness to our internal control over financial reporting. We have implemented measures designed to improve our internal control over financial reporting to remediate these material weaknesses, and will be validating the design and effectiveness of those controls, including (i) the ongoing hiring of additional accounting personnel; (ii) designed and implemented internal controls in our financial control environment, including the establishment of formal accounting policies and procedures, financial reporting controls and controls to account for and disclose complex transactions; and (iii) implemented an accounting system upgrade with IT controls to insure appropriate and restricted access to our accounting applications, programs, and data, including updating of our accounting system.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
If clinical trials of epetraborole or any future product candidate that we may advance to clinical trials fail to demonstrate safety, tolerability, and/or efficacy to the satisfaction of the U.S. Food and Drug Administration (“FDA”), Japan's Pharmaceuticals and Medical Devices Agency (“PMDA”) or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of epetraborole or any future product candidate.
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
▪
Future legislation, and/or regulations and policies adopted by the FDA, the PMDA or comparable regulatory authorities, may increase the time and cost required for us to conduct and complete clinical trials of epetraborole or other future product candidates.
▪
The trading price of our common stock may be volatile.
▪
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2017. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Our initial product candidate, epetraborole, is currently in clinical development. Our net loss was $15.3 million and $7.7 million for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $105.0 million. We have funded our operations to date primarily with proceeds from our initial public offering (“IPO”) and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We have initiated Phase 2/3 clinical development of epetraborole, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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
•
add operational, financial, and management, and compliance information systems and personnel, including personnel to support our product development and planned future commercialization efforts; and
•
incur legal, accounting, information systems, and other expenses associated with operating as a public company.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources on the development of our initial product candidate, epetraborole, as a treatment for serious infections caused by NTM lung disease resulting from MAC bacteria. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of epetraborole. As a result, our business currently depends heavily on the successful development, regulatory approval, and, if approved, commercialization of epetraborole or any of our future product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of epetraborole or any of our future product candidates are, and will remain, subject to comprehensive regulation by the FDA, the PMDA and other comparable foreign regulatory authorities. To date, we have completed three clinical trials, a Phase 1 dose-ranging study of epetraborole in Australia, a Phase 1 safety and pharmacokinetics study of oral epetraborole in healthy volunteers in Japan, and a Phase 1 renal impairment study in the United States. We are currently enrolling patients in a pivotal Phase 2/3 clinical study of epetraborole in the United States, and are planning on initiating two additional Phase 1 studies in 2023. Before obtaining regulatory approvals for the commercial sale of epetraborole and any future product candidates, we must demonstrate through preclinical and nonclinical studies and clinical trials that the product candidate is safe and effective for use in the target indication. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage during our nonclinical studies, clinical trials, or drug product manufacturing process. These delays or failures could be caused by a variety of factors, including but not limited to, toxicity, safety, tolerability, efficacy, problems with clinical trial enrollment, drug product availability, stability, and impurity issues related to drug product manufacturing. Failure to obtain regulatory approval for epetraborole and our future product candidates in the United States or other territories will prevent us from commercializing and marketing such product candidates. The success of epetraborole and our future product candidates will depend on several additional factors, including:

•
successful and timely completion of preclinical and nonclinical studies and requisite clinical trials;
•
performing preclinical studies and clinical trials in compliance with the FDA, the PMDA or any comparable regulatory authority requirements;
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

Success in preclinical or nonclinical studies or initial clinical trials may not be indicative of results in future clinical trials. To support our clinical development strategy for epetraborole, we are relying, in part, on clinical data from prior clinical trials conducted by Anacor and GlaxoSmithKline plc which were not conducted in patients with NTM. Differences with these prior clinical trials evaluating epetraborole will limit our use of prior clinical data for epetraborole and our ability to support our clinical trial plan for epetraborole with the FDA, PMDA and other comparable foreign regulatory authorities.

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

In addition, safety, tolerability, and pharmacokinetic observations of epetraborole, used as monotherapy, in previous clinical trials conducted by Anacor and GSK, including penetration into alveolar (lung) macrophages and the long-term effects on red blood cell-related hematological parameters, such as hemoglobin and reticulocytes, may not be predictive of safety or efficacy results in our ongoing pivotal Phase 2/3 clinical trial. There are significant differences in the epetraborole Phase 1 clinical trial conducted by Anacor and the five Phase 1 clinical trials and two Phase 2 clinical trials conducted by GSK compared to the clinical trial design of our ongoing pivotal Phase 2/3 clinical trial. Other differences with these prior clinical trials, including differences in patient population, targeted indication, drug product formulation, duration of dosing, and trial design, will limit our use of prior clinical data for epetraborole and our ability to support our clinical trial plan for epetraborole with the FDA, PMDA and other comparable foreign regulatory authorities.

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

The data we have collected and continue to collect in our Phase 1 programs, and from the Phase 2 portion of our pivotal Phase 2/3 clinical trial, may not support continued clinical investigation due to insufficient clinical responses or occurrence of adverse safety events or may lead to adjustments in trial design, rendering it not feasible to conduct or not acceptable to the FDA or to us, including adjustments to clinical trial endpoints and sample size for the Phase 3 portion of our initiated pivotal Phase 2/3 clinical trial. Our current trial design for our pivotal Phase 2/3 clinical trial includes a Phase 2 portion that we expect will inform endpoint selection for the Phase 3 portion of the trial and gather data on the treatment effects of epetraborole-containing regimens, if any, which may require increases or other adjustments in the sample size for the Phase 3 portion and which could result in a delay in topline results and additional costs for the Phase 3 portion of the trial.

The FDA can recommend study design element changes at any time, including, for example, change of endpoints, eligibility criteria, or statistical analyses. For example, Arikayce, the only drug currently approved by the FDA for treatment-refractory NTM lung disease caused by MAC, was approved based on the primary endpoint of microbiological culture conversion, whereas we may be required to demonstrate efficacy based on clinical response endpoints. As a company, we have limited experience designing NTM clinical trials and have no experience conducting clinical trials in the United States and may be unable to design and execute a clinical trial to support regulatory approval. In addition, the design and results of a pivotal Phase 2/3 clinical trial may not be sufficient to determine whether the trial results will support approval, since factors such as an insufficient dosage regimen or flaws in the design of a clinical trial may not become apparent until the clinical trial is in progress.

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

If clinical trials of epetraborole or any future product candidate that we may advance to clinical trials fail to demonstrate safety, tolerability, and/or efficacy to the satisfaction of the FDA, the PMDA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of epetraborole or any future product candidate.

We may not commercialize, market, promote, or sell any product candidate without obtaining marketing approval from the FDA, the PMDA or other comparable regulatory authorities, and we may never receive such approvals. It is impossible to predict when or if epetraborole or any future product candidates will prove effective or safe in humans and will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of epetraborole or any future product candidates, we must complete preclinical and nonclinical development and conduct extensive clinical trials to demonstrate the safety, tolerability, and efficacy of such product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical, nonclinical, and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and nonclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize epetraborole or any of our future product candidates, including, but not limited to:

•
the FDA, the PMDA or other comparable regulatory authorities may disagree as to the design or implementation of our clinical trials, which may result in changes to our planned clinical trial design and potential target clinical outcomes, which could otherwise delay or otherwise negatively impact our ability to complete our clinical plans effectively;
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
•
we may observe emergence of resistance to epetraborole in our initiated epetraborole pivotal Phase 2/3 clinical trial, which may require early termination of the trial or abandonment of our epetraborole program;
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

•
the FDA, the PMDA or other comparable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with whom we enter into agreements for clinical and commercial supplies;
•
the supply or quality of epetraborole or any of our future product candidates or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate;
•
epetraborole or our future product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators, or institutional review boards to suspend or terminate the clinical trials; and
•
the approval policies or regulations of the FDA, the PMDA or other comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Epetraborole is not yet approved by the FDA, the PMDA or any other regulatory agency and has not yet been tested extensively in patients. In previous development programs evaluating epetraborole, which largely used higher doses administered intravenously and orally, subjects and patients receiving epetraborole experienced drug-related side effects. For example, the most common drug-related adverse events observed in oral administration of epetraborole in humans were gastrointestinal in nature. Further, in a 26-week study conducted with epetraborole in rats and in a 39-week study conducted with epetraborole in non-human primates, safety observations of reduced hematocrit, hemoglobin, and other associated red blood cell-related parameters (red cell distribution width, mean corpuscular volume, mean corpuscular hemoglobin concentration, mean corpuscular hemoglobin) levels were observed, which remained below normal during the recovery period of the study while other blood cell parameters returned to normal levels. In a Fertility and Embryo-Fetal Development study of epetraborole in rats, there were no external fetal malformations or variations, no soft-tissue (visceral or fixed-head) fetal malformations or variations, and no skeletal fetal malformations attributed to administration of epetraborole at any dose level evaluated in the study. However, there were multiple maternal and fetal adverse events, including reduced mean maternal body weight during gestation, reduced mean fetal weight, increased mean total resorptions per litter and higher mean post-implantation loss at the highest dose level tested, which was 1,000 mg/kg, compared to a control group. Decreased fetal body weights and increased incomplete fetal ossification was observed at all epetraborole dose levels. The significance of these observations in humans is unknown. Based on the observed maternal and fetal adverse events in rats, epetraborole could be harmful to human fetuses when taken during pregnancy.

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

Additional adverse events may emerge in any ongoing or subsequent clinical trials and there may be unforeseen serious adverse events or side effects that differ from those seen in studies completed to date. The dosing duration for administering epetraborole in humans has been limited to a maximum of 28 days in previous clinical trials, and we are currently enrolling a pivotal Phase 2/3 clinical trial of epetraborole in patients with treatment-refractory MAC lung disease. We anticipate that the dosing duration in this pivotal Phase 2/3 clinical trial will be 16 months. The longer dosing duration expected in our pivotal Phase 2/3 clinical trial, as well as the use of epetraborole in patients with treatment-refractory MAC lung disease, may increase the potential for the emergence of new, unknown treatment-emergent adverse events. Often, it is not possible to determine whether or not a product candidate being studied caused side effects. Our current and planned clinical trials are designed to evaluate both the efficacy and safety of epetraborole. Consistent with all clinical trials, we will monitor the safety of our patients throughout our ongoing pivotal Phase 2/3 clinical trial. In addition, we have included an independent data and safety monitoring board (“DSMB”) to review safety as we increase dosing durations to 16 months and transition from clinical investigations in healthy volunteers to patients. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test epetraborole and our future product candidates in larger, longer, and more extensive clinical programs, or as use of such product candidates becomes more widespread, if they receive regulatory approval, subjects will report illnesses, injuries, discomforts, and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that epetraborole or any future product candidate has unexpected side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business.

Epetraborole is being developed for use in the treatment of treatment-refractory MAC lung disease as an add-on therapy to an optimized background regimen, which would include current standard of care drugs as outlined in the NTM treatment guidelines. Even if our product candidates demonstrate clinical efficacy, any unacceptable adverse side effects or toxicities, when administered in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval, or limit market acceptance if ultimately approved.

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
•
a product candidate may not be accepted as safe, tolerable, and effective by patients, the medical community or third-party payors, if applicable; and
•
the FDA, the PMDA or other regulatory authorities may not approve or agree with the intended use of a new product candidate.

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

We may not be able to initiate, continue, or complete clinical trials of epetraborole or any future product candidates that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA, the PMDA or other comparable regulatory authorities. We have limited experience enrolling patients in our clinical trials and cannot predict how successful we will be in enrolling patients in future clinical trials.

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

Additionally, most patients with NTM lung disease have pre-existing co-morbidities, including underlying structural lung disease. Because of this, we expect difficulties in determining clinical responses in some patients in our pivotal Phase 2/3 clinical trial of epetraborole, which could result in a failure to meet prespecified clinical trial endpoints. For example, even if epetraborole has a beneficial effect on culture conversion, patient-reported symptom-based outcomes may not correlate with microbiological responses.

In addition, the COVID-19 pandemic and seasonal respiratory conditions like influenza may affect the enrollment of our ongoing and planned clinical trials. For example, we have experienced delays enrolling our pivotal Phase 2/3 clinical trial in part due to staff shortages and other challenges that have arisen in the wake of the COVID-19 pandemic. We truncated the sixth cohort of our Phase 1b dose-ranging study of epetraborole in Australia after a rise in COVID-19 cases in Australia resulted in recruitment challenges. Clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which have been and continue to be adversely affected by the COVID-19 pandemic. Patients may be unwilling to enroll in clinical trials due to fear of contracting COVID-19. In addition, after enrollment in our trials, patients may drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, due to site-related restrictions or patient quarantines after COVID-19 exposures or infections. Clinical-trial sites may experience staff shortage and personnel at clinical-trial sites may have less time to work on our trials if COVID-19 or other seasonal respiratory conditions (e.g., flu or RSV) force hospitals to prioritize resources. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of the COVID-19 pandemic or other respiratory conditions or actions taken to mitigate spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for our product development.

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

Even if we obtain approvals from the FDA, the PMDA or other comparable regulatory agencies and are able to initiate commercialization of epetraborole or any future product candidates we develop, the product candidate may not achieve market acceptance among physicians, patients, and third-party payors and, ultimately, may not be commercially successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

The development and commercialization of new drug products is highly competitive. We face competition from major multi-national pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies, and generic drug companies with respect to epetraborole and other product candidates that we may develop and commercialize in the future. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of product candidates for the treatment of NTM lung infections. Potential competitors also include academic institutions, government agencies, and other public and private research organizations. If our competitors obtain marketing approval from the FDA, the PMDA or other comparable regulatory authorities for their product candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. Our competitors may also succeed in developing, acquiring, or licensing technologies and drug products that are more effective, more effectively marketed and sold, or less costly than epetraborole or any future product candidates that we may develop, which could render our product candidate non-competitive and obsolete.

Our initial product candidate, epetraborole, is being developed for the treatment of patients with treatment-refractory MAC lung disease, and Insmed’s Arikayce is the only currently approved therapy for the treatment of MAC lung disease as part of a combination antibacterial drug regimen in patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Other drugs used to treat these patients include generic drugs such as macrolides (clarithromycin and azithromycin), ethambutol, rifabutin, and fluoroquinolones such as levofloxacin, bedaquiline, linezolid and clofazimine. There are a number of product candidates in clinical development by third parties that are intended to treat NTM lung disease. Some mid- to late-stage product candidates include SPR720 from Spero Therapeutics, Inc., RHB-204 from Redhill Biopharma Ltd., and omadacycline from Paratek Pharmaceuticals, Inc. In addition, there may also be unexpected or unknown competitors that we are not presently aware of.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any product candidates that we may develop. Our competitors also may obtain approval from the FDA, the PMDA or other comparable regulatory agencies for their product candidates more rapidly than we may obtain approval for ours, which could result in product approval delays if a competitor obtains market exclusivity from the FDA, the PMDA or any comparable regulatory agencies or our competitors establish a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. Additional drugs may become available on a generic basis over the coming years. If epetraborole or any future product candidates achieve marketing approval, we expect that they will be priced at a significant premium over competitive generic drugs.

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

As of March 31, 2023, we had 35 employees and one part-time employee. We are highly dependent on the management, research and development, clinical, financial, and business development expertise of Eric Easom, our co-founder, president, and chief executive officer, Paul Eckburg, M.D., our chief medical officer, Sanjay Chanda, Ph.D., our chief development officer, Lucy Day, our chief financial officer, Josh Eizen, J.D., our chief legal officer, Kevin Krause, our chief strategy officer, and Michael R.K. (Dickon) Alley, Ph.D., our co-founder and head of biology, as well as the other members of our research, development, and business teams. Each may terminate employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

Our ongoing clinical trials could be adversely affected by the effects of health epidemics, including the COVID-19 pandemic.

Our current and future clinical trial plans may be affected by the COVID-19 pandemic or other epidemic. Site initiation and patient enrollment have been, and may be further delayed, due to staff shortages following the COVID-19 pandemic, and reprioritization of hospital resources, which have and may delay enrollment in our current and future global clinical trials. These factors resulting from the COVID-19 pandemic could delay or prevent the anticipated readouts from our clinical trials, which could ultimately delay or prevent our ability to generate revenues and could have a material adverse effect on our results of operations.

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

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was unable to continue their operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. As of March 31, 2023, we did not hold material cash and cash equivalents with SVB. The majority of our cash and cash equivalents are held with other large financial institutions, and we do not expect further developments with SVB to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

Anacor has relied upon, and any future licensors may have relied upon, third-party companies, consultants or collaborators, or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. We have sublicensed certain patents from Anacor that are owned, maintained and prosecuted by GSK. If third-party companies such as GSK fail to prosecute, maintain, enforce, and defend such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize epetraborole or our other future product candidates that are the subject of such licensed rights could be adversely affected. Further, we rely upon Anacor’s compliance with its license agreement with GSK to maintain our sublicense to such patents owned by GSK, and any termination of Anacor’s license agreement with GSK could result in us losing our license to epetraborole. Further development and commercialization of epetraborole, and development of any future product candidates may require us to enter into additional license or collaboration agreements. For example, our licensors or other third parties may develop intellectual property covering epetraborole which we have not licensed. Our future licenses may not provide us with exclusive rights to use the licensed patent rights and other intellectual property, or may not provide us with exclusive rights to use such patent rights and intellectual property in all relevant fields of use and in all territories in which we wish to develop or commercialize epetraborole or our future product candidates in the future.

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

We have not submitted a marketing application for epetraborole or any other product candidates in any country or region. Any marketing application must include extensive preclinical, nonclinical, and clinical data and supporting information to establish the product candidate’s safety and efficacy for each desired indication. The marketing application(s) must also include significant information regarding the chemistry, manufacturing, and controls for the product candidate. Obtaining marketing authorization is a lengthy, expensive, and uncertain process. The FDA, PMDA and other comparable regulatory authorities have substantial discretion in the review and approval process and may refuse to accept for filing any application or may decide that our data are insufficient for approval and require additional nonclinical, clinical, or other studies. Foreign regulatory authorities have differing requirements for approval of drugs with which we must comply prior to marketing. There can be no assurance that any foreign regulatory authorities will accept FDA approval as sufficient to support approval in that country. Obtaining marketing approval for marketing of a product candidate in one country does not ensure that we will be able to obtain marketing approval in other countries, but the failure to obtain marketing approval in one jurisdiction could negatively affect our ability to obtain marketing approval in other jurisdictions. The FDA or any foreign regulatory bodies can delay, limit or deny approval of epetraborole or other future product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

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

Future legislation, and/or regulations and policies adopted by the FDA, the PMDA or comparable regulatory authorities, may increase the time and cost required for us to conduct and complete clinical trials of epetraborole or other future product candidates.

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

We are exposed to the risk of employee fraud or other misconduct or failure to comply with applicable regulatory requirements. Misconduct, errors, or omissions by employees and independent contractors, such as principal investigators, CROs, consultants, commercial partners, and vendors, could include failures to comply with regulations of the FDA, the PMDA and other comparable regulatory authorities, to provide accurate information to such regulators, to comply with manufacturing standards we have established, to comply with healthcare fraud and abuse laws, to report financial information or data accurately, to disclose unauthorized activities to us, or to comply with requirements of government contracts (e.g., the September 2022 NIAID contract). In particular, sales, marketing, and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing, and promotion, sales commission, customer incentive programs, and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits, and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment, or restructuring of our operations, any of which could adversely affect our ability to operate.

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

In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial, and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for epetraborole or our future product candidates or additional pricing pressures.

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

As of December 31, 2022, we had federal and state net operating loss, or NOLs, carryforwards of approximately $43.2 million and $66.3 million, respectively. Under the Tax Cuts and Jobs Act of 2017, or the Tax Act, as modified by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, our NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. There is variation in how states have responded and may continue to respond to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future. As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We are an “emerging growth company” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404, not being required to comply with the auditor requirements to communicate critical audit matters in the auditor’s report on the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We have taken advantage of reduced reporting burdens in this Quarterly Report on Form 10-Q. In particular, in this Quarterly Report on Form 10-Q, we have provided only two comparative periods of unaudited financial statements and we have not included all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Existing, new, or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax policy initiatives and reforms under consideration in the United States or internationally and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. For example, the Tax Act, the CARES Act and the recently enacted IRA made many significant changes to the U.S. tax laws. The Tax Act made broad and complex changes to the Code, including, among other things, reducing the federal corporate tax rate. Additionally, beginning in 2022, the Tax Act required the capitalization of research and experimentation expenses with amortization periods over five and fifteen years pursuant to Code Section 174, or Section 174, which could impact our effective tax rate and cash flow. We expect further guidance regarding Section 174 may be forthcoming from the Financial Accounting Standards Board and the SEC, as well as regulations, interpretations and rulings from federal and state agencies, which could impact our financial statements. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to any such tax legislation may affect us, and certain aspects of the previously enacted legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act, the IRA, or any newly enacted federal tax legislation. Other legislative changes could also affect the taxation of holders of our common stock. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes, to the extent they are brought into tax legislation, regulations, policies or practices, could affect our effective tax rates in the future in countries where we are subject to tax and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden, and cost of tax compliance. We urge our stockholders to consult with their legal and tax advisors with respect to any such legislative changes and the potential tax consequences of investing in or holding our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On March 24, 2022, our registration statement on Form S-1 (File No. 333-263295) was declared effective by the SEC for the initial public offering ("IPO") of our common stock. Our shares began trading on the Nasdaq Global Select Market on March 25, 2022, and the transaction formally closed on March 29, 2022. In connection with our IPO, we issued and sold an aggregate of 5,290,000 shares of our common stock at a price of $15.00 per share, which included the exercise in full of the underwriters' option to purchase 690,000 additional shares of our common stock at the same price per share, which closed on April 12, 2022. The aggregate gross proceeds for shares sold in our IPO was $79.4 million. After deducting underwriting discounts and commissions and offering costs paid or payable by us of approximately $9.0 million, the net proceeds from the offering were approximately $70.4 million. Upon completion of the sale of the shares of our common stock referenced in this paragraph, our IPO terminated. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors pursuant to our director compensation policy. Cowen and Company, LLC, SVB Securities LLC, and Evercore Group L.L.C. acted as joint bookrunning managers of the IPO and as representatives of the underwriters. Oppenheimer & Co., Inc. acted as a lead manager for the offering.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus dated March 24, 2022 pursuant to Rule 424(b)(4). We invested the funds received in interest-bearing investment-grade securities and government securities.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	S-1	333-263295	3.2	March 4, 2022
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of March 31, 2023 and December 31, 2022; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2023 and 2022; (iv) the Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity for the three months ended March 31, 2023 and 2022; (vi) the Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022; (vii) Notes to Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2023.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer)