Form 10-Q
period 2023-06-30
AN2 Therapeutics, Inc.
filed 2023-08-10
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 21,928,452 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$40,812	$27,219
Short-term investments	54,446	68,840
Prepaid expenses and other current assets	2,935	2,509
Right-of-use asset, net	13	53
Total current assets	98,206	98,621
Long-term investments	—	3,219
Other assets, long-term	720	720
Total assets	$98,926	$102,560
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,131	$2,122
Accrued compensation	1,571	2,168
Accrued liabilities	6,443	2,837
Operating lease liabilities	13	53
Options subject to repurchase, short-term	3	6
Total current liabilities	11,161	7,186
Options subject to repurchase, long-term	1	2
Total liabilities	11,162	7,188
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at June 30, 2023 and December 31, 2022; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at June 30, 2023 and December 31, 2022; 21,928,452 and 19,402,658 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	208,733	185,469
Accumulated other comprehensive loss	(119)	(374)
Accumulated deficit	(120,850)	(89,723)
Total stockholders’ equity	87,764	95,372
Total liabilities and stockholders’ equity	$98,926	$102,560

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$13,538	$6,698	$25,523	$12,331
General and administrative	3,063	3,635	7,117	5,685
Total operating expenses	16,601	10,333	32,640	18,016
Loss from operations	(16,601)	(10,333)	(32,640)	(18,016)
Other income, net	797	213	1,513	241
Net loss	(15,804)	(10,120)	(31,127)	(17,775)
Accretion to redemption value and cumulative dividends on preferred stock	—	—	—	(1,820)
Net loss attributable to common stockholders	$(15,804)	$(10,120)	$(31,127)	$(19,595)
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.53)	$(1.60)	$(1.74)
Weighted-average number of shares used in computing net loss per share, basic and diluted	19,497,494	19,258,066	19,442,010	11,263,804
Other comprehensive loss:
Unrealized gain (loss) on investments	56	(202)	255	(333)
Comprehensive loss	$(15,748)	$(10,322)	$(30,872)	$(18,108)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	—	$—	19,402,658	$—	$185,469	$(374)	$(89,723)	$95,372
Issuance of common stock under the ESPP	—	—	23,794	—	199			199
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	2,068	—	—	2,068
Unrealized gain on available-for-sale investments	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(15,323)	(15,323)
Balances at March 31, 2023	—	—	19,426,452	—	187,738	(175)	(105,046)	82,517
Issuances of common stock in the “at the market” offering, net of commissions and offering costs of $0.9 million	—	—	2,502,000	—	19,050	—	—	19,050
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,943	—	—	1,943
Unrealized gain on available-for-sale investments	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	—	(15,804)	(15,804)
Balances at June 30, 2023	—	$—	21,928,452	$—	$208,733	$(119)	$(120,850)	$87,764

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	11,409,488	$109,319	2,730,298	$—	$—	$(27)	$(47,384)	$(47,411)
Accretion to redemption value and cumulative dividends on preferred stock	—	1,820	—	—	(437)	—	(1,383)	(1,820)
Conversion of convertible preferred stock into common stock	(11,409,488)	(111,139)	11,409,488	—	111,139	—	—	111,139
Issuance of common stock upon initial public offering, net of underwriters' commissions and offering costs of $8.1 million	—	—	4,600,000	—	60,836	—	—	60,836
Vesting of early exercised stock options	—	—	—	—	14	—	—	14
Repurchase of early exercised stock options	—	—	(27,128)	—	(11)	—	—	(11)
Stock-based compensation	—	—	—	—	449	—	—	449
Unrealized loss on available-for-sale investments	—	—	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	(7,655)	(7,655)
Balances at March 31, 2022	—	—	18,712,658	—	171,990	(158)	(56,422)	115,410
Issuance of common stock upon exercise of the underwriter's option to purchase common stock in connection with the initial public offering, net of underwriters' commissions and offering costs of $0.8 million	—	—	690,000	—	9,530	—	—	9,530
Vesting of early exercised stock options	—	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	1,242	—	—	1,242
Unrealized loss on available-for-sale investments	—	—	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	—	—	(10,120)	(10,120)
Balances at June 30, 2022	—	$—	19,402,658	$—	$182,765	$(360)	$(66,542)	$115,863

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows used in operating activities
Net loss	$(31,127)	$(17,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,011	1,691
Non-cash operating lease expense	40	37
Net accretion of discount on investments	(896)	(72)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(426)	(2,644)
Accounts payable	1,009	1,987
Accrued compensation	(597)	(203)
Accrued liabilities	3,606	679
Operating lease liabilities	(40)	(37)
Net cash used in operating activities	(24,420)	(16,337)
Cash flows from investing activities
Purchases of investments	(27,136)	(53,984)
Maturities of investments	45,900	28,475
Net cash provided by (used in) investing activities	18,764	(25,509)
Cash flows from financing activities
Proceeds from issuance of common stock from the "at-the-market" offering, net of commissions and offering expenses	19,050	—
Repurchase of early exercised stock options	—	(11)
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	—	70,376
Proceeds from issuance of common stock under the ESPP	199	—
Net cash provided by financing activities	19,249	70,365
Net increase in cash and cash equivalents	13,593	28,519
Cash and cash equivalents at the beginning of the period	27,219	12,097
Cash and cash equivalents at the end of the period	$40,812	$40,616
Supplemental disclosure of noncash financing items
Conversion of redeemable convertible preferred stock into common stock	$—	$111,139
Accretion to redemption value and cumulative dividends on preferred stock	—	1,820
Issuance costs for initial public offering included in accounts payable and accrued liabilities	—	10
Deferred offering costs included in accounts payable and accrued liabilities	450	—

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

At-The-Market Offering

On April 6, 2023, the Company entered into a sales agreement ("Sales Agreement") with Cowen and Company, LLC as the Company’s sales agent (“Agent”) to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the six months ended June 30, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs.

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

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of June 30, 2023, the condensed statements of operations and comprehensive loss and the condensed statements of redeemable convertible preferred stock and stockholders’ equity for the three and six months ended June 30, 2023 and 2022, and the condensed statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2023 and the results of its operations and its cash flows for the six months ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the six months ended June 30, 2023 and 2022 are also unaudited. The results for the six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 29, 2023.

Risks and Uncertainties

Liquidity

Prior to the Company’s IPO in March 2022, the Company’s operations had historically been financed through the issuance of redeemable convertible preferred stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the six months ended June 30, 2023 and 2022, the Company incurred a net loss of $31.1 million and $17.8 million, respectively, and had cash flows used in operating activities of $24.4 million and $16.3 million, respectively. The Company has an accumulated deficit of $120.9 million and $89.7 million as of June 30, 2023 and December 31, 2022, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidate currently in development.

As of June 30, 2023, the Company had cash, cash equivalents and short-term investments of $95.3 million. Management believes that its cash, cash equivalents and investments as of June 30, 2023 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials and clinical trial, registration and pre-registration material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to the Company’s equity financings, including its shelf offering and ATM Offering filed in April 2023 and its IPO in 2022, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. The Company capitalized certain legal, accounting and other third-party fees that were directly related to the Company’s ATM Offering and IPO. After the completion of the IPO in March 2022, the total deferred offering costs of $3.3 million were offset against the proceeds from the IPO and reclassified to additional paid-in capital in the accompanying condensed balance sheets. After the completion of the ATM Offering in June 2023, the total deferred offering costs of $0.9 million were offset against the proceeds from the ATM Offering and reclassified to additional paid-in capital in the accompanying condensed balance sheets. At June 30, 2023 and December 31, 2022, no deferred offering costs were included as non-current assets in the accompanying balance sheets.

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

Redeemable Convertible Preferred Stock

The Company recorded the redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The carrying value of the redeemable convertible preferred stock was accreted to its redemption value. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of June 30, 2023.

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

Fair Value of Common Stock

Prior to the Company's IPO, the absence of an active market for the Company’s common stock required the Company’s board of directors (“Board”) to determine the fair value of its common stock for purposes of granting stock options. The fair value of the Company’s common stock was determined by the Company’s Board with assistance from management and an independent third-party valuation firm. Management’s approach to estimating the fair value of the Company’s common stock was consistent with the methods outlined in the American Institute of Certified Public Accountants’ Practice Aid, Valuation of Privately-Held- Company Equity Securities Issued as Compensation. Determining the best estimated fair value of the Company’s common stock requires significant judgment and management considers several factors, including the Company’s stage of development, equity market conditions affecting comparable public companies, significant milestones and progress in research and development efforts. Since the completion of its IPO, the Company uses its stock price traded on the Nasdaq Global Select Market to determine the fair value of its common stock.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, corporate debt securities and corporate commercial paper, are stated at fair value. As of June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $40.8 million and $27.2 million, respectively.

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

Unrealized gains and losses on available-for-sale investments are reported in accumulated other comprehensive gain (loss) as a separate component of stockholders’ equity. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the statements of operations and comprehensive loss. If neither criterion is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income (expense), net. Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income (expense) in the statements of operations and comprehensive loss.

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

As of June 30, 2023 and December 31, 2022, the Company had investments of $54.4 million and $72.1 million, respectively.

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements (“CCA”) that are hosted by third-party vendors. Implementation costs incurred during the application development stage are considered for capitalization until the software is ready for its intended use. Once capitalized, these costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the statements of operations and comprehensive loss. As of June 30, 2023, the Company has not capitalized any CCA implementation costs or amortized any such costs.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. In March 2023, one of the financial institutions utilized by the Company was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Through June 30, 2023, the Company had no off-balance sheet concentrations of credit risk.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the six months ended June 30, 2023 and 2022, the Company had $0.3 million of net unrealized gain and $0.3 million of net unrealized loss, respectively, on available-for-sale investments.

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$27,250	$—	$—	$27,250
Short-term investments:
U.S. Treasury securities	Level 1	3,726	—	(17)	3,709
U.S. Government agency securities	Level 2	27,012	3	(60)	26,955
Commercial paper	Level 2	21,900	1	(40)	21,861
Asset-backed securities	Level 2	1,927	—	(6)	1,921
Total		$81,815	$4	$(123)	$81,696

	December 31, 2022
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$10,152	$—	$—	$10,152
Short-term investments:
U.S. Treasury securities	Level 1	29,381	—	(213)	29,168
Commercial paper	Level 2	27,701	2	(82)	27,621
U.S. Government agency securities	Level 2	12,126	4	(79)	12,051
Long-term investments:					—
U.S. Treasury securities	Level 1	1,224	—	(1)	1,223
U.S. Government agency securities	Level 2	2,001	—	(5)	1,996
Total		$82,585	$6	$(380)	$82,211

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper and U.S. government agency securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the six months ended June 30, 2023.

As of June 30, 2023, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the six months ended June 30, 2023 and 2022, the Company did not sell any available-for-sale investments.

The Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses has been recognized as of June 30, 2023 and December 31, 2022. During the six months ended June 30, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

As of June 30, 2023 and December 31, 2022, the Company had accrued interest receivable of $0.2 million and $0.2 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID (“NIAID Agreement”) to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. The Company can receive up to $17.8 million in funding over a total term of up to 48 months, consisting of a base period and seven option periods. As of June 30, 2023, funding for an 18-month base period totaling $4.3 million has been committed. The Company did not recognize any income related to the reimbursement of operating expenses under this agreement during the three and six months ended June 30, 2023.

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

In December 2021, the Company entered into an amendment to the Anacor License for certain compounds and other intellectual property controlled by Anacor for the treatment, diagnosis, or prevention of certain bacterial pathogens (the “Anacor License Amendment”). The Anacor License Amendment has no impact on the Anacor License financial terms. None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three and six months ended June 30, 2023 and 2022. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three and six months ended June 30, 2023 and 2022.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Accrued research and development-related expenses	$6,025	$2,517
Accrued professional services expenses	226	198
Accrued offering costs	192	—
Other	—	122
Total accrued liabilities	$6,443	$2,837

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2023 and December 31, 2022, and no material legal proceedings are currently pending or threatened.

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

In connection with Adjuvant’s investment in the Company’s common stock as part of the IPO, the Company entered into an Amended and Restated Global Health Agreement dated March 24, 2022 (the “Adjuvant IPO Amendment”). As part of the Adjuvant IPO Amendment, Adjuvant purchased 166,666 shares of the Company's common stock in March 2022 for a total additional investment of $2.5 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose. As of December 31, 2022, the $2.5 million of proceeds from Adjuvant’s IPO investment, as well as the proceeds from Adjuvant’s Series A and B redeemable convertible preferred stock investments, were fully utilized to support the epetraborole development program, which overlaps with the melioidosis and other global health development programs. In addition, the Company has complied with all applicable covenants as of June 30, 2023.

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

On April 6, 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC as the Company’s Agent, to issue and sell up to an aggregate gross sales of $100.0 million in Shares of the Company’s common stock through the ATM Offering. During the six months ended June 30, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM program, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs.

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of June 30, 2023 and December 31, 2022, consists of the following:

	June 30,	December 31,
	2023	2022
Stock options, issued and outstanding	3,890,135	2,796,241
Stock options, authorized for future issuance	1,309,892	1,627,680
ESPP, authorized for future issuance	357,232	187,000
Total	5,557,259	4,610,921

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding at June 30, 2023 and December 31, 2022.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other forms of awards to employees, directors, and consultants. As of June 30, 2023, no stock appreciation rights, restricted stock awards, restricted stock unit awards or performance awards were issued.

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

Since the date of incorporation and through June 30, 2023, the Company issued stock options to its employees, directors and consultants. As of June 30, 2023, 1,309,892 shares of common stock remained available for future issuance under the 2022 Plan.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$1,038	$433	$2,068	$641
General and administrative expenses	905	809	1,943	1,050
Total	$1,943	$1,242	$4,011	$1,691

Stock Option Plan Activity

A summary of the stock plan activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,796,241	$10.13	8.81	$5,793
Granted	1,093,894	$12.40
Forfeited	—	—
Outstanding at June 30, 2023	3,890,135	$10.77	8.70	$4,777
Exercisable as of June 30, 2023	1,383,165	$8.37	8.05	$3,382

As of June 30, 2023, there was unrecognized stock-based compensation expense of $21.3 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.6 years.

Weighted-average grant-date fair value of the options granted during the six months ended June 30, 2023 was $9.35 per share. No options were exercised during the six months ended June 30, 2023.

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

As of June 30, 2023, there were 9,551 unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares which are subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48th of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the option-holders pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. As of June 30, 2023, the Company recorded an insignificant amount of liabilities associated with the cash received for shares issued subject to repurchase rights, recorded within the options subject to repurchase, short-term, and options subject to repurchase, long-term on the Company's condensed balance sheets.

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2023, the number of shares in the ESPP increased by 194,026 shares, representing 1% of the prior year end’s common stock outstanding. As of June 30, 2023, 357,232 shares of common stock remained available for issuance under the ESPP.

The Company began recording stock-based compensation expense for its ESPP on October 1, 2022. During the three and six months ended June 30, 2023, the Company recognized $0.1 million and $0.1 million in stock-based compensation expense related to the ESPP, respectively.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(15,804)	$(10,120)	$(31,127)	$(17,775)
Add accretion to redemption value and cumulative dividends on preferred stock	—	—	—	(1,820)
Net loss attributable to common stockholders	$(15,804)	$(10,120)	$(31,127)	$(19,595)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	19,497,494	19,258,066	19,442,010	11,263,804
Net loss per share attributable to common stockholders, basic and diluted	$(0.81)	$(0.53)	$(1.60)	$(1.74)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2023	2022
Options issued and outstanding	3,890,135	2,468,491
Early exercised common stock subject to future vesting	9,551	31,148
Total	3,899,686	2,499,639

Note 11. Related Party Transactions

In the six months ended June 30, 2023, the Company had no material related party transactions.

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

Note 12. Subsequent Events

In July 2023, the NIAID exercised one of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in contract funding of $0.7 million, for a total of $5.0 million. Funding for this option extends the estimated completion of the contract by 13 months beyond the base period of 18 months (April 2025).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2023 and results of operations for the three and six months ended June 30, 2023 and 2022 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a clinical-stage biopharmaceutical company developing treatments for rare, chronic, and serious infectious diseases with high unmet needs. Our initial product candidate is epetraborole, a once-daily, oral treatment for patients with non-tuberculous mycobacterial (“NTM”) lung disease. NTM lung disease is a rare, chronic and progressive infectious disease caused by bacteria known as mycobacteria that leads to irreversible lung damage and can be fatal. Epetraborole has broad spectrum antimycobacterial activity through inhibition of an essential and universal step in bacterial protein synthesis. Its novel mechanism of action is enabled by boron chemistry, our core technology approach. We are conducting a single pivotal Phase 2/3 clinical trial, EBO-301, in patients with treatment-refractory Mycobacterium avium complex (“MAC”) lung disease. MAC is the most common type of NTM lung disease. Based on feedback from the U.S. Food and Drug Administration (“FDA”) and Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”), we believe our pivotal Phase 2/3 clinical trial design has the potential to be sufficient for regulatory approval in the U.S. and Japan. We received Fast Track designation by the FDA to investigate epetraborole for treatment-refractory MAC lung disease. Epetraborole has also been designated as a Qualified Infectious Disease Product (“QIDP”) for treatment-refractory MAC lung disease by the FDA and has received orphan drug designation from the FDA and orphan medicinal product designation from the European Commission for the treatment of NTM lung disease. Based on clinical and preclinical data generated with epetraborole, its novel mechanism of action, and the convenience associated with once-daily, oral dosing, we believe that epetraborole has the potential to become an important component of a multi-drug treatment regimen for patients suffering from NTM lung disease.

We have over 90 active sites in the EBO-301 pivotal Phase 2/3 clinical trial across the U.S., Japan, South Korea and Australia. Over the next six months, we expect to open more sites across these regions and in new territories until we have approximately 120 sites to support the Phase 3 part of the study. Enrollment in the U.S. was slower than projected, which we believe was due in a large part to post-COVID-19 impacts to the U.S. healthcare system. In 2023, we have seen increases in site activity in the U.S. and significant participation from the sites in APAC. In the second quarter, we implemented the second of two recent protocol amendments designed to more fully capture the intended target population of patients with treatment-refractory MAC lung disease, better enable home study visits, and align the study more closely with current patient care practices in NTM lung disease. Having now seen a significant increase in the pace of enrollment in recent months, we have enough patients currently in screening to complete enrollment in the Phase 2 portion of the trial and begin enrolling Phase 3 subjects by the end of the third quarter of 2023. We anticipate reporting top-line data from the Phase 2 portion of the study in summer 2024. We expect that our current cash, cash equivalents and investments will be sufficient to fund our planned operations through the end of 2024.

We continue to progress in areas that will allow for timely commercialization of epetraborole, if approved. We have initiated the manufacturing of active pharmaceutical ingredient (“API”) for registration batches, and are on track to complete manufacturing of the API registration batches later this year. We have completed enrollment in a Phase 1 clinical trial required for registration of a thorough QT study (EBO-104), and anticipate initiating a study in patients with various degrees of hepatic impairment (EBO-105) next year. These activities will help to ensure that we are prepared to submit an NDA and a JNDA as soon as possible following the completion of the EBO-301 pivotal Phase 2/3 study.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $31.1 million and $17.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $120.9 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”) and “at-the-market” equity offering program (“ATM Offering”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses.

As of June 30, 2023, we had cash, cash equivalents and short-term investments of $95.3 million. We believe that our available cash will be sufficient to fund our planned operations through the end of 2024.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	June 30,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$13,538	$6,698	$6,840	102%
General and administrative	3,063	3,635	(572)	-16%
Total operating expenses	16,601	10,333	6,268	61%
Loss from operations	(16,601)	(10,333)	(6,268)	61%
Other income, net	797	213	584	*
Net loss	$(15,804)	$(10,120)	$(5,684)	56%
*Change not meaningful

Research and Development Expenses

Research and development expenses were $13.5 million for the three months ended June 30, 2023 compared to $6.7 million for the three months ended June 30, 2022. The increase of $6.8 million was primarily due to increases in costs related to clinical trials and services, personnel-related expenses, chemistry manufacturing and controls (“CMC”) costs, and facilities-related costs, partially offset by lower preclinical and research study expenses. Costs related to clinical trials and services increased by $2.9 million due to increased costs associated with our Phase 2/3 clinical trial in 2023, partially offset by the elimination of costs associated with our three Phase 1 clinical trials conducted in 2022. Personnel-related costs increased by $2.1 million as a direct result of our increased research and development headcount. CMC costs increased by $2.0 million due to our increased pre-registration manufacturing activities. Facility-related expenses, including rent, utilities and information technology expenses increased by $0.2 million to support our increased headcount. Preclinical and research study costs decreased by $0.4 million.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	June 30,
	2023	2022	Change
	(in thousands)
Clinical trials expenses	$5,038	$2,143	$2,895
Personnel-related expenses	3,959	1,880	2,079
Chemistry manufacturing and controls	2,408	422	1,986
Preclinical and research study expenses	930	1,304	(374)
Consulting and outside services	781	778	3
Other expenses	422	171	251
Total research and development expenses	$13,538	$6,698	$6,840

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended June 30, 2023 compared to $3.6 million for the three months ended June 30, 2022. The decrease of $0.6 million was primarily attributable to a $0.5 million decrease in directors and officers liability insurance premiums, a $0.2 million decrease in consulting and outside services, and a $0.1 million decrease in professional legal and accounting services. The decrease was partially offset by increases in personnel-related costs of $0.1 million and facility-related expenses, including rent, utilities and information technology expenses increase of $0.1 million.

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table sets forth the significant components of our results of operations:

	Six Months Ended
	June 30,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$25,523	$12,331	$13,192	107%
General and administrative	7,117	5,685	1,432	25%
Total operating expenses	32,640	18,016	14,624	81%
Loss from operations	(32,640)	(18,016)	(14,624)	81%
Other income, net	1,513	241	1,272	*
Net loss	$(31,127)	$(17,775)	$(13,352)	75%
*Change not meaningful

Research and Development Expenses

Research and development expenses were $25.5 million for the six months ended June 30, 2023 compared to $12.3 million for the six months ended June 30, 2022. The increase of $13.2 million was primarily due to increases in CMC costs, personnel-related expenses, clinical trials costs, outside services and consulting expenses, and preclinical and research studies costs. CMC costs increased by $4.9 million due to our increased pre-registration manufacturing activities. Personnel-related costs increased by $4.6 million, as a direct result of our increased research and development headcount. Costs related to clinical trials and services increased by $2.6 million due to the increase in Phase 2/3 clinical trial expenses in the first six months of 2023, partially offset by the elimination of costs associated with three Phase 1 clinical trials conducted in the first six months of 2022. Outside services and consulting expenses increased by $0.6 million for clinical, research and regulatory costs. Allocated facility-related expenses, including rent, utilities and information technology expenses, increased by $0.4 million to support our increased headcount. Preclinical and research study costs increased by $0.1 million.

The following table shows our research and development expenses by type of activity:

	Six Months Ended
	June 30,
	2023	2022	Change
	(in thousands)
Personnel-related expenses	$7,998	$3,380	$4,618
Clinical trials expenses	7,141	4,555	2,586
Chemistry manufacturing and controls	5,904	1,008	4,896
Preclinical and research study expenses	1,915	1,833	82
Consulting and outside services	1,800	1,166	634
Other expenses	765	389	376
Total research and development expenses	$25,523	$12,331	$13,192

General and Administrative Expenses

General and administrative expenses were $7.1 million for the six months ended June 30, 2023 compared to $5.7 million for the six months ended June 30, 2022. The increase of $1.4 million was primarily attributable to a $0.9 million increase in personnel-related costs as we expanded our headcount, a $0.4 million increase in professional services expenses and a $0.1 million increase in insurance and other expenses. Allocated facility-related expenses, including rent, utilities and information technology expenses, increased by $0.1 million to support our ongoing operations, offset by a $0.1 million decrease in consulting and outside services due to IPO related costs in the first six months of 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the six months ended June 30, 2023 and 2022, we had net losses of $31.1 million and $17.8 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2023, we had an accumulated deficit of $120.9 million. As of June 30, 2023, we had cash, cash equivalents and short-term investments of $95.3 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

To date, we have funded our operations primarily through our ATM Offering, IPO and private placements of our redeemable convertible preferred stock. In June 2023, we generated approximately $19.1 million in net proceeds from the ATM Offering, after deducting commissions and offering expenses. In March and April 2022, we generated aggregate net proceeds of approximately $70.4 million from our IPO, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we have raised $91.6 million from the issuance of our redeemable convertible preferred stock. Upon the closing of our IPO, all then outstanding shares of convertible preferred stock were converted into shares of our common stock.

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
•
the timing of enrollment of our current and any future clinical trials, including our pivotal Phase 2/3 clinical trial of epetraborole in treatment-refractory MAC lung disease (EBO-301);
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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Six Months Ended
	June 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(24,420)	$(16,337)
Cash provided by (used in) investing activities	18,764	(25,509)
Cash provided by financing activities	19,249	70,365
Net increase in cash	$13,593	$28,519

Cash Used in Operating Activities

Net cash used in operating activities was $24.4 million for the six months ended June 30, 2023, which consisted of a net loss of $31.1 million, due to the use of funds to develop our initial drug product candidate, offset by a net decrease of $3.6 million in our net operating assets and liabilities and $3.1 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to an increase of $4.0 million in accounts payable, accrued compensation and accrued liabilities due to an increase in accrued research and development expenses, partially offset by an increase of $0.4 million in prepaid expenses. The non-cash charges consisted of stock-based compensation expense of $4.0 million, partially offset by net accretion of discounts on investments of $0.9 million.

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

Cash Provided by Investing Activities

Net cash used in investing activities was $18.8 million for the six months ended June 30, 2023, which primarily consisted of $45.9 million in proceeds from the maturity of investments, partially offset by $27.1 million in purchases of investments.

Net cash used in investing activities was $25.5 million for the six months ended June 30, 2022, which primarily consisted of $54.0 million in purchases of investments, partially offset by $28.5 million in proceeds from sales and maturities of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $19.3 million for the six months ended June 30, 2023, which consisted of $19.1 million in net proceeds from issuance of common stock under the ATM Offering, and $0.2 million in proceeds from the issuance of common stock under the employee stock purchase plan.

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

Recent Accounting Pronouncements

See the section “Recently Adopted Accounting Pronouncements” in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Financial Statements in Part I, Item 1 of this Quarterly Report on 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $95.3 million as of June 30, 2023, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities.

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

Foreign Currency Risk

A portion of our expenses are denominated in foreign currencies, most notably the Australian Dollar. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. The Company was not exposed to material foreign currency risk during the quarter ended June 30, 2023.

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

Our CEO and CFO have concluded that as of June 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weakness in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 and included below.

Notwithstanding the identified material weaknesses, management, including our CEO and CFO, have determined, based on the procedures we have performed, that the condensed financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at June 30, 2023 and for the periods presented in accordance with U.S. GAAP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2017. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Our initial product candidate, epetraborole, is currently in clinical development. Our net loss was $31.1 million and $17.8 million for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of $120.9 million. We have funded our operations to date primarily with proceeds from our “at-the-market” equity offering program (“ATM Offering”), our initial public offering (“IPO”) and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We have initiated Phase 2/3 clinical development of epetraborole, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources on the development of our initial product candidate, epetraborole, as a treatment for NTM lung disease caused by MAC bacteria. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of epetraborole. As a result, our business currently depends heavily on the successful development, regulatory approval, and, if approved, commercialization of epetraborole or any of our future product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of epetraborole or any of our future product candidates are, and will remain, subject to comprehensive regulation by the FDA, the PMDA and other comparable foreign regulatory authorities. To date, we have completed three clinical trials, a Phase 1 dose-ranging study of epetraborole in Australia, a Phase 1 safety and pharmacokinetics study of oral epetraborole in healthy volunteers in Japan, and a Phase 1 renal impairment study in the United States. We have completed enrollment in a Phase 1 clinical trial required for registration, a thorough QT study (EBO-104), and anticipate initiating a study in patients with various degrees of hepatic impairment next year. Before obtaining regulatory approvals for the commercial sale of epetraborole and any future product candidates, we must demonstrate through preclinical and nonclinical studies and clinical trials that the product candidate is safe and effective for use in the target indication. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage during our nonclinical studies, clinical trials, or drug product manufacturing process. These delays or failures could be caused by a variety of factors, including but not limited to, toxicity, safety, tolerability, efficacy, problems with clinical trial enrollment, drug product availability, stability, and impurity issues related to drug product manufacturing. Failure to obtain regulatory approval for epetraborole and our future product candidates in the United States or other territories will prevent us from commercializing and marketing such product candidates. The success of epetraborole and our future product candidates will depend on several additional factors, including:

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

The FDA generally requires two well-controlled Phase 3 clinical trials for product approval. However, in some cases the FDA has not required two Phase 3 clinical trials for product approval. For example, amikacin liposome inhalation suspension, marketed by Insmed Incorporated as Arikayce, was approved to treat treatment-refractory NTM lung disease caused by MAC on the basis of a single Phase 3 clinical trial and supportive evidence from a single Phase 2 trial. We are conducting a single pivotal Phase 2/3 clinical trial to support approval of epetraborole in treatment-refractory MAC lung disease, but there can be no assurance that the FDA will not require additional clinical trials for approval of epetraborole.

The data we have collected and continue to collect in our Phase 1 programs, and from the Phase 2 portion of our pivotal Phase 2/3 clinical trial, may not support continued clinical investigation due to insufficient clinical or microbiological responses or occurrence of adverse safety events or may lead to adjustments in trial design, rendering it not feasible to conduct or not acceptable to the FDA or to us, including adjustments to clinical trial endpoints and sample size for the Phase 3 portion of our initiated pivotal Phase 2/3 clinical trial. Our current trial design for our pivotal Phase 2/3 clinical trial includes a Phase 2 portion that we expect will inform dose confirmation and endpoint selection for the Phase 3 portion of the trial and gather data on the treatment effects of epetraborole-containing regimens, if any, which may require increases or other adjustments in the sample size or epetraborole dose for the Phase 3 portion and which could result in a delay in topline results and additional costs for the Phase 3 portion of the trial. The Phase 2 portion could also provide new information regarding the safety of epetraborole in humans.

The FDA can recommend study design element changes at any time, including, for example, change of endpoints, eligibility criteria, or statistical analyses. For example, Arikayce, the only drug currently approved by the FDA for treatment-refractory NTM lung disease caused by MAC, was approved based on the primary endpoint of microbiological culture conversion, whereas we may be required to demonstrate efficacy based on clinical response endpoints. As a company, we have limited experience designing NTM clinical trials and have no experience conducting clinical trials in the United States or other geographies and may be unable to design and execute a clinical trial to support regulatory approval. In addition, the design and results of a pivotal Phase 2/3 clinical trial may not be sufficient to determine whether the trial results will support approval, since factors such as an insufficient dosage regimen or flaws in the design of a clinical trial may not become apparent until the clinical trial is in progress.

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

We are developing epetraborole to treat bacterial infections. The bacteria responsible for these infections evolve quickly and may develop antibiotic resistance caused by spontaneous mutations in the genes encoding the cellular target of the antibiotic. In some cases, resistance mechanisms can be transferred within and between bacterial species. Prescription or use of epetraborole or our product candidates, if approved, may depend on the type and rate of resistance of the targeted bacteria. Although we do analyze the potential of emergence of resistance to epetraborole and any future product candidates and only select those that we believe have low resistance potential, we cannot predict whether or when bacterial resistance to epetraborole or future product candidates may develop should they obtain market approval and be broadly prescribed. For example, clinical resistance to epetraborole as a monotherapy was observed in certain bacteria by GSK in its Phase 2 trial for the treatment of complicated urinary tract infection, and we cannot guarantee that clinical resistance will not be observed in any of our future clinical trials with epetraborole in other types of bacterial infections. The growth of drug-resistant infections in community settings or in countries with poor public health infrastructures, or the potential use of any product candidates outside of controlled hospital settings, could contribute to the rise of resistance.

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

Additional adverse events may emerge in any ongoing or subsequent clinical trials and there may be unforeseen serious adverse events or side effects that differ from those seen in studies completed to date. The dosing duration for administering epetraborole in humans has been limited to a maximum of 28 days in previous clinical trials, and we are currently enrolling a pivotal Phase 2/3 clinical trial of epetraborole in patients with treatment-refractory MAC lung disease. We anticipate that the dosing duration in this pivotal Phase 2/3 clinical trial will be up to 16 months. The longer dosing duration expected in our pivotal Phase 2/3 clinical trial, as well as the use of epetraborole in patients with NTM lung disease, may increase the risk of hematological abnormalities, as well as the potential for the emergence of new, unknown treatment-emergent adverse events. Often, it is not possible to determine whether or not a product candidate being studied caused side effects. Our current and planned clinical trials are designed to evaluate both the efficacy and safety of epetraborole. Consistent with all clinical trials, we will monitor the safety of our patients throughout our ongoing pivotal Phase 2/3 clinical trial. In addition, we have included an independent data and safety monitoring board (“DSMB”) to review safety as we increase dosing duration up to 16 months and transition from clinical investigations in healthy volunteers to patients. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test epetraborole and our future product candidates in larger, longer, and more extensive clinical programs, or as use of such product candidates becomes more widespread, if they receive regulatory approval, subjects will report illnesses, injuries, discomforts, and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that epetraborole or any future product candidate has unexpected side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business.

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

Although a substantial amount of our effort will focus on the continued clinical testing and potential regulatory approval of epetraborole, an element of our strategy is to discover, develop, and commercialize a portfolio of product candidates to treat rare chronic lung infections including NTM lung disease. We are seeking to do so by utilizing our targeted-design AN2 drug discovery platform, which uses bacterial genomics and state-of-the-art molecular and dynamic models to design active new compounds that target known mechanisms. We focus our clinical development on pathogens and patients with high, unmet medical needs to leverage the development and regulatory paths available for first-in-class or best-in-class anti-infectives. Research efforts to identify and develop product candidates require substantial technical, financial, and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

We may face delays and difficulties in enrollment because NTM lung disease caused by MAC is considered a rare disease (i.e., the size of the targeted patient population is small) and patients are generally managed in the outpatient setting by specialized clinics and caregivers. Patients may also be reluctant to participate in a clinical trial with an investigational drug. In addition, some of our competitors may have ongoing clinical trials to treat the same indications as our product candidates, and patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors. Academic researchers may also have ongoing trials studying the same indications as our products candidates and patients who would otherwise be eligible for our clinical trials may instead enroll in these academic trials. Patient enrollment is also affected by other factors including:

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

In addition, COVID-19 and seasonal respiratory conditions like influenza may affect the enrollment of our ongoing and planned clinical trials. For example, we have experienced delays enrolling our pivotal Phase 2/3 clinical trial in part due to staff shortages and other challenges that arose during the COVID-19 pandemic. We truncated the sixth cohort of our Phase 1b dose-ranging study of epetraborole in Australia after a rise in COVID-19 cases in Australia resulted in recruitment challenges. Clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which are adversely affected by pandemics. Patients may be unwilling to enroll in clinical trials due to fear of contracting infections. In addition, after enrollment in our trials, patients may drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, due to site-related restrictions, exposures or infections. Clinical-trial sites may experience staff shortage and personnel at clinical-trial sites may have less time to work on our trials if COVID-19 or other seasonal respiratory conditions (e.g., flu or RSV) force hospitals to prioritize resources. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of COVID-19 or other respiratory conditions or actions taken to mitigate spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for our product development.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity, and confidentiality of trial participants are protected. Similar regulatory requirements apply outside the United States, including the International Council for Harmonisation of Technical Requirements for the Registration of Pharmaceuticals for Human Use, or the ICH. We are also required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to comply with these requirements by us or by third parties can result in FDA refusal to approve applications based on the clinical data, enforcement actions, adverse publicity, and civil and criminal sanctions.

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
•
whether the product is safe, tolerable, and efficacious when used in combination therapy with the current multi-drug standard of care regimen;
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

Our initial product candidate, epetraborole, is being developed for the treatment of patients with treatment-refractory MAC lung disease, and Insmed’s Arikayce is the only currently approved therapy for the treatment of MAC lung disease as part of a combination antibacterial drug regimen in patients who do not achieve negative sputum cultures after a minimum of six consecutive months of a multidrug background regimen therapy. Other drugs used to treat these patients include generic drugs such as macrolides (clarithromycin and azithromycin), ethambutol, rifabutin, and fluoroquinolones such as levofloxacin, bedaquiline, linezolid and clofazimine. There are a number of product candidates in clinical development by third parties that are intended to treat NTM lung disease. Some mid- to late-stage product candidates include SPR720 from Spero Therapeutics, Inc., inhaled clofazimine from MannKind Corporation, and omadacycline from Paratek Pharmaceuticals, Inc. In addition, there may also be unexpected or unknown competitors that we are not presently aware of.

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

There is currently an uncertain and inflationary economic environment in the United States, partially as a result of the COVID-19 pandemic and efforts to contain it and manage its impacts, which have created significant macroeconomic disruption and volatility. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. For example, the Company has a banking relationship with Silicon Valley Bank ("SVB"). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the Federal Reserve Board approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protects all depositors. Based on the foregoing and the Company’s analysis of the components of its relationship with SVB, the Company does not expect these events to have a material impact on the Company’s financial statements. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. To the extent that macroeconomic uncertainties continue to harm our business, results of operations and financial condition, many of the other risks described in this “Risk Factors” section will be exacerbated.

Our cash and cash equivalents may be exposed to failure of our banking institutions.

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, on March 10, 2023, SVB was unable to continue their operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. As of June 30, 2023, we did not hold material cash and cash equivalents with SVB. The majority of our cash and cash equivalents are held with other large financial institutions, and we do not expect further developments with SVB to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

In the United States, orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, it is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity. More than one product may be approved by the FDA for the same orphan indication or disease, as long as the products are different drugs. As a result, even though we have obtained orphan drug designation from the FDA for epetraborole for the treatment of infections caused by NTM, if epetraborole is approved by the FDA and receives orphan drug exclusivity, absent other applicable exclusivities, the FDA can still approve other drugs for use in treating the same indication or disease covered by epetraborole, which could create a more competitive market for us. The failure to successfully obtain orphan drug market exclusivity or pediatric drug market exclusivity would adversely affect our business.

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

We have received FDA Qualified Infectious Disease Product, or QIDP, designation for epetraborole for treatment-refractory Mycobacterium avium complex (MAC) lung disease, and may seek designation for additional indications or of future candidates as QIDPs. Even if we receive such designations, there is no assurance that the FDA will approve a product candidate.

A QIDP is an antibacterial or antifungal drug intended to treat serious or life-threatening infections, including those caused by an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens or certain “qualifying pathogens.” Upon the regulatory approval of an NDA for a drug product designated by the FDA as a QIDP, the product is granted an additional period of five years of regulatory exclusivity. Even though we have received a QIDP designation for epetraborole for treatment-refractory MAC lung disease, or may receive such designation for additional epetraborole indications or any future product candidate, there is no assurance that such product candidate(s) will be approved by the FDA.

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

We may seek accelerated approval in the United States for epetraborole and future candidates. If we are not able to use that pathway, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary marketing approvals, if we receive them at all. In addition, even if an accelerated approval pathway is available to us, it may not lead to expedited approval of our product candidates, or approval at all.

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

In order to market and sell epetraborole or our future product candidates in Japan, the European Union, United Kingdom, other areas of Asia, Australia, and any other jurisdictions, we must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain approval from the FDA. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining approval from the FDA. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and data from clinical studies approved by the FDA may not be accepted by foreign regulatory agencies, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing authorization and may not receive necessary approvals to commercialize our product candidates in any market.

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

In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial, and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for epetraborole or our future product candidates or additional pricing pressures.

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

We are also subject to export control, import, and trade sanctions laws and regulations which may restrict or prohibit altogether the provision, sale, or supply of our product candidates to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo. Obtaining the necessary export license or other authorization for a particular transaction may be time-consuming and may result in the delay or loss of sales opportunities. Violations of U.S. export control, import, or sanctions laws and regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States, Japan or other countries where we conduct critical business (including those relating to macroeconomic events, the ongoing military conflict between Russia and Ukraine, any global economic slowdown or recession, rising inflation, and increased interest rates);
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

As a public company in the United States, we are incurring significant legal, accounting, and other expenses. These expenses will likely be even more significant after we no longer qualify as an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq Stock Market LLC, and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations has increased our legal and financial compliance costs and has made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur or the timing of such costs.

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

Item 6. Exhibit

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

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of June 30, 2023 and December 31, 2022; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2023 and 2022; (iv) the Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity for the three and six months ended June 30, 2023 and 2022; (vi) the Condensed Statements of Cash Flows for the six months ended June 30, 2023 and 2022; (vii) Notes to Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 10, 2023.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer)