Form 10-Q
period 2023-09-30
AN2 Therapeutics, Inc.
filed 2023-11-09
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 2, 2023, the registrant had 29,741,445 shares of common stock, $0.00001 par value per share, outstanding.

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
▪
our use of the net proceeds from financing activities;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$32,616	$27,219
Short-term investments	91,202	68,840
Prepaid expenses and other current assets	2,591	2,509
Right-of-use asset, net	—	53
Total current assets	126,409	98,621
Long-term investments	26,356	3,219
Other assets, long-term	1,043	720
Total assets	$153,808	$102,560
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,877	$2,122
Accrued compensation	2,196	2,168
Accrued liabilities	6,790	2,837
Other current liabilities	973	—
Operating lease liabilities	—	53
Options subject to repurchase, short-term	3	6
Total current liabilities	14,839	7,186
Options subject to repurchase, long-term	—	2
Total liabilities	14,839	7,188
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at September 30, 2023 and December 31, 2022; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at September 30, 2023 and December 31, 2022; 29,741,445 and 19,402,658 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	276,648	185,469
Accumulated other comprehensive loss	(122)	(374)
Accumulated deficit	(137,557)	(89,723)
Total stockholders’ equity	138,969	95,372
Total liabilities and stockholders’ equity	$153,808	$102,560

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$14,429	$7,428	$39,952	$19,759
Research and development—related party	—	1,000	—	1,000
General and administrative	3,751	3,342	10,868	9,027
Total operating expenses	18,180	11,770	50,820	29,786
Loss from operations	(18,180)	(11,770)	(50,820)	(29,786)
Other income, net	1,473	431	2,986	672
Net loss	(16,707)	(11,339)	(47,834)	(29,114)
Accretion to redemption value and cumulative dividends on preferred stock	—	—	—	(1,820)
Net loss attributable to common stockholders	$(16,707)	$(11,339)	$(47,834)	$(30,934)
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.59)	$(2.22)	$(2.21)
Weighted-average number of shares used in computing net loss per share, basic and diluted	25,645,421	19,347,148	21,532,537	13,987,862
Other comprehensive loss:
Unrealized gain (loss) on investments	(3)	(181)	252	(514)
Comprehensive loss	$(16,710)	$(11,520)	$(47,582)	$(29,628)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	—	$—	19,402,658	$—	$185,469	$(374)	$(89,723)	$95,372
Issuance of common stock under the ESPP	—	—	23,794	—	199			199
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	2,068	—	—	2,068
Unrealized gain on available-for-sale investments	—	—	—	—	—	199	—	199
Net loss	—	—	—	—	—	—	(15,323)	(15,323)
Balances at March 31, 2023	—	—	19,426,452	—	187,738	(175)	(105,046)	82,517
Issuance of common stock in the “at the market” offering, net of commissions and offering costs of $0.9 million	—	—	2,502,000	—	19,050	—	—	19,050
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,943	—	—	1,943
Unrealized gain on available-for-sale investments	—	—	—	—	—	56	—	56
Net loss	—	—	—	—	—	—	(15,804)	(15,804)
Balances at June 30, 2023	—	—	21,928,452	—	208,733	(119)	(120,850)	87,764
Issuance of common stock in the Underwritten Offering, net of underwriter's commission and offering costs of $4.5 million	—	—	7,777,778	—	65,479	—	—	65,479
Issuance of common stock under the ESPP	—	—	20,215	—	167	—	—	167
Issuance of common stock upon exercise of stock options	—	—	15,000	—	99	—	—	99
Vesting of early exercised stock options	—	—	—	—	1	—	—	1
Stock-based compensation	—	—	—	—	2,169	—	—	2,169
Unrealized loss on available-for-sale investments	—	—	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	—	—	(16,707)	(16,707)
Balances at September 30, 2023	—	$—	29,741,445	$—	$276,648	$(122)	$(137,557)	$138,969

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2021	11,409,488	$109,319	2,730,298	$—	$—	$(27)	$(47,384)	$(47,411)
Accretion to redemption value and cumulative dividends on preferred stock	—	1,820	—	—	(437)	—	(1,383)	(1,820)
Conversion of convertible preferred stock into common stock	(11,409,488)	(111,139)	11,409,488	—	111,139	—	—	111,139
Issuance of common stock upon initial public offering, net of underwriters' commissions and offering costs of $8.1 million	—	—	4,600,000	—	60,836	—	—	60,836
Vesting of early exercised stock options	—	—	—	—	14	—	—	14
Repurchase of early exercised stock options	—	—	(27,128)	—	(11)	—	—	(11)
Stock-based compensation	—	—	—	—	449	—	—	449
Unrealized loss on available-for-sale investments	—	—	—	—	—	(131)	—	(131)
Net loss	—	—	—	—	—	—	(7,655)	(7,655)
Balances at March 31, 2022	—	—	18,712,658	—	171,990	(158)	(56,422)	115,410
Issuance of common stock upon exercise of the underwriter's option to purchase common stock in connection with the initial public offering, net of underwriters' commissions and offering costs of $0.8 million	—	—	690,000	—	9,530	—	—	9,530
Vesting of early exercised stock options	—	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	1,242	—	—	1,242
Unrealized loss on available-for-sale investments	—	—	—	—	—	(202)	—	(202)
Net loss	—	—	—	—	—	—	(10,120)	(10,120)
Balances at June 30, 2022	—	—	19,402,658	—	182,765	(360)	(66,542)	115,863
Vesting of early exercised stock options	—	—	—	—	2	—	—	2
Stock-based compensation	—	—	—	—	1,228	—	—	1,228
Unrealized loss on available-for-sale investments	—	—	—	—	—	(181)	—	(181)
Net loss	—	—	—	—	—	—	(11,339)	(11,339)
Balances at September 30, 2022	—	$—	19,402,658	$—	$183,995	$(541)	$(77,881)	$105,573

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities
Net loss	$(47,834)	$(29,114)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,180	2,919
Non-cash operating lease expense	53	57
Net accretion of discount on investments	(1,549)	(317)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(405)	(2,010)
Accounts payable	2,660	1,816
Accrued compensation	28	190
Accrued liabilities	3,727	692
Operating lease liabilities	(53)	(57)
Other current liabilities	973	—
Net cash used in operating activities	(36,220)	(25,824)
Cash flows from investing activities
Purchases of investments	(112,348)	(76,391)
Maturities of investments	68,650	48,565
Net cash used in investing activities	(43,698)	(27,826)
Cash flows from financing activities
Proceeds from issuance of common stock from the Underwritten Offering, net of commissions and offering expenses	65,800	—
Proceeds from issuance of common stock from the "at-the-market" offering, net of commissions and offering expenses	19,050	—
Proceeds from issuance of common stock under the ESPP	366	—
Proceeds from exercise of stock options	99	—
Proceeds from issuance of common stock from the initial public offering, net of underwriting discounts, commissions and offering expenses	—	70,366
Repurchase of early exercised stock options	—	(11)
Net cash provided by financing activities	85,315	70,355
Net increase in cash and cash equivalents	5,397	16,705
Cash and cash equivalents at the beginning of the period	27,219	12,097
Cash and cash equivalents at the end of the period	$32,616	$28,802
Supplemental disclosure of noncash financing items
Deferred offering costs included in accounts payable and accrued liabilities	$321	$—
Conversion of redeemable convertible preferred stock into common stock	—	111,139
Accretion to redemption value and cumulative dividends on preferred stock	—	1,820

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

At-The-Market Offering

On April 6, 2023, the Company entered into a sales agreement ("Sales Agreement") with Cowen and Company, LLC as the Company’s sales agent (“Agent”) to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the nine months ended September 30, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs.

Underwritten Offering

On August 15, 2023, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Cowen and Company, LLC, Leerink Partners LLC and Evercore Group L.L.C. as representatives of several underwriters to issue and sell 7,777,778 shares of common stock at an offering price of $9.00 per share, resulting in net proceeds of $65.5 million, after deducting commissions and other offering costs (the "Underwritten Offering").

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

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of September 30, 2023, the condensed statements of operations and comprehensive loss and the condensed statements of redeemable convertible preferred stock and stockholders’ equity for the three and nine months ended September 30, 2023 and 2022, and the condensed statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2023 and the results of its operations and its cash flows for the nine months ended September 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the nine months ended September 30, 2023 and 2022 are also unaudited. The results for the nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 29, 2023.

Risks and Uncertainties

Liquidity

Prior to the Company’s IPO in March 2022, the Company’s operations had historically been financed through the issuance of redeemable convertible preferred stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the nine months ended September 30, 2023 and 2022, the Company incurred a net loss of $47.8 million and $29.1 million, respectively, and had cash flows used in operating activities of $36.2 million and $25.8 million, respectively. The Company has an accumulated deficit of $137.6 million and $89.7 million as of September 30, 2023 and December 31, 2022, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidate currently in development.

As of September 30, 2023, the Company had cash and cash equivalents, short-term investments and long-term investments of $150.2 million. Management believes that its cash, cash equivalents and investments as of September 30, 2023 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials and clinical trial, registration and pre-registration material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Other Risks and Uncertainties

Although the public health effects of the COVID-19 pandemic have subsided and the public-health emergency has ended, we continue to observe lingering impacts in the form of staffing shortages at clinical sites, which may have caused and continue to cause delays in activating sites and screening and enrolling patients. Because of the above and other factors, along with global market and macroeconomic fluctuations and global conflicts, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For more information on the risks and uncertainties associated with the evolving effects of macroeconomic headwinds and the COVID-19 pandemic on our business and our clinical development and regulatory efforts, see “Part II Item 1A—Risk Factors.”

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

Deferred Offering Costs

The Company capitalizes certain legal, accounting and other third-party fees that are directly related to the Company’s equity financings, including its Underwritten Offering in August 2023, shelf offering and ATM Offering filed in April 2023 and its IPO in 2022, until such financings are consummated. After consummation of the equity financing, these costs are recorded as a reduction of the proceeds received as a result of the financing. The Company capitalized certain legal, accounting and other third-party fees that were directly related to the Company’s Underwritten Offering, ATM Offering and IPO. After the completion of the IPO in March 2022, the total deferred offering costs of $3.3 million were offset against the proceeds from the IPO and reclassified to additional paid-in capital in the accompanying condensed balance sheets. After the completion of the ATM Offering in June 2023, the total deferred offering costs of $0.9 million were offset against the proceeds from the ATM Offering and reclassified to additional paid-in capital in the accompanying condensed balance sheets. After the completion of the Underwritten Offering in August 2023, the total deferred offering costs of $4.5 million were offset against the proceeds from the Underwritten Offering and reclassified to additional paid-in capital in the accompanying condensed balance sheets. At September 30, 2023 and December 31, 2022, no deferred offering costs were included as non-current assets in the accompanying balance sheets.

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

Redeemable Convertible Preferred Stock

The Company recorded the redeemable convertible preferred stock at fair value on the dates of issuance, net of issuance costs. The carrying value of the redeemable convertible preferred stock was accreted to its redemption value. Immediately prior to the closing of the IPO, all outstanding shares of the Company’s redeemable convertible preferred stock were converted into shares of common stock and the related carrying value was reclassified to common stock and additional paid-in capital. There were no shares of redeemable convertible preferred stock outstanding as of September 30, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, corporate debt securities and corporate commercial paper, are stated at fair value. As of September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents of $32.6 million and $27.2 million, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company had investments of $117.6 million and $72.1 million, respectively.

Cloud Computing Arrangements

The Company incurs costs to implement cloud computing arrangements (“CCA”) that are hosted by third-party vendors. Implementation costs incurred during the application development stage are considered for capitalization until the software is ready for its intended use. Once capitalized, these costs are then amortized on a straight-line basis over the term of the associated hosting arrangement and are recognized as an operating expense within the statements of operations and comprehensive loss. As of September 30, 2023, the Company has not capitalized any CCA implementation costs or amortized any such costs.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. In March 2023, one of the financial institutions utilized by the Company was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Through September 30, 2023, the Company had no off-balance sheet concentrations of credit risk.

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

Grant Agreements

In September 2022, the Company entered into a subcontract agreement with the University of Georgia Research Foundation (“UGARF”) to conduct preclinical activities. The Company is eligible to receive up to $1.4 million from UGARF to support preclinical development of a boron-containing small molecule for Chagas disease.

In September 2023, the Company entered into a grant agreement with the Bill and Melinda Gates Foundation (“BMGF”) to fund up to $1.8 million to generate new boron-based lead compounds with the potential to be developed into drugs that treat tuberculosis and malaria.

The Company recognizes grant proceeds in accordance with ASC 958-605, Revenue Recognition Not-for-Profit Entities, when qualifying costs are incurred and conditions of the grant agreement have been met. When receipt of grant proceeds is reasonably assured, the Company records a reduction to the research and development expenses incurred and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as a liability and recognized as a reduction to the qualifying research and development expenses incurred (see Note 4—Funding Arrangements).

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the nine months ended September 30, 2023 and 2022, the Company had $0.3 million of net unrealized gain and $0.5 million of net unrealized loss, respectively, on available-for-sale investments.

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

The Company’s primary financial instruments include cash, cash equivalents, short-term investments and long-term investments, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of the Company’s financial instruments, other than cash equivalents, short- and long-term investments, approximate fair value due to their relatively short maturities.

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$22,040	$—	$—	$22,040
Short-term investments:
U.S. Treasury securities	Level 1	13,569	—	(6)	13,563
U.S. Government agency securities	Level 2	23,315	6	(22)	23,299
Commercial paper	Level 2	40,887	—	(66)	40,821
Asset-backed securities	Level 2	8,659	—	(20)	8,639
Corporate debt securities	Level 2	4,881	—	(1)	4,880
Long-term investments:
U.S. Treasury securities	Level 1	21,369	—	(15)	21,354
U.S. Government agency securities	Level 2	5,000	2	—	5,002
Total		$139,720	$8	$(130)	$139,598

	December 31, 2022
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$10,152	$—	$—	$10,152
Short-term investments:
U.S. Treasury securities	Level 1	29,381	—	(213)	29,168
Commercial paper	Level 2	27,701	2	(82)	27,621
U.S. Government agency securities	Level 2	12,126	4	(79)	12,051
Long-term investments:					—
U.S. Treasury securities	Level 1	1,224	—	(1)	1,223
U.S. Government agency securities	Level 2	2,001	—	(5)	1,996
Total		$82,585	$6	$(380)	$82,211

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper and U.S. government agency securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the nine months ended September 30, 2023.

As of September 30, 2023, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the nine months ended September 30, 2023 and 2022, the Company did not sell any available-for-sale investments.

The Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses has been recognized as of September 30, 2023 and December 31, 2022. During the nine months ended September 30, 2023 and 2022, the Company did not recognize any impairment losses related to investments.

As of September 30, 2023 and December 31, 2022, the Company had accrued interest receivable of $0.5 million and $0.2 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID (“NIAID Agreement”) to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. The Company can receive up to $17.8 million in funding over a total term of up to 48 months, consisting of a base period and seven option periods. In July 2023, the NIAID exercised one of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million, for a total of $5.0 million. Funding for this option extends the estimated completion of the contract by 13 months beyond the base period of 18 months (April 2025). The Company has not recognized any income related to the reimbursement of operating expenses under this agreement during the three and nine months ended September 30, 2023.

UGARF Grant

In September 2022, the Company entered into a subcontract agreement with the UGARF to conduct preclinical activities on behalf of UGARF (“UGARF Agreement”). UGARF reimburses the Company under an award from The Wellcome Trust. The Company is eligible to receive up to $1.4 million from UGARF to support preclinical development of a boron-containing small molecule for Chagas disease. As of September 30, 2023, the Company had recorded a grant receivable of $0.4 million which was included in prepaid expenses and other current assets on the balance sheets. During the three and nine months ended September 30, 2023, the Company recorded income of $0.4 million and $0.7 million, respectively, as reductions in research and development operating expenses under the UGARF agreement.

BMFG Grant

In September 2023, the Company received a cost-reimbursement contract award from the Bill and Melinda Gates Foundation (“BMGF Agreement”) under which the Company was awarded $1.8 million to support the discovery of novel, boron containing small molecules for the treatment of tuberculosis and malaria. The Company is required to apply the funds it receives under the BMGF Agreement solely toward direct costs related to this research program. The Company received $1.0 million of funding in advance and tracks and reports eligible expenses incurred to the BMGF. Any unspent funds and any funds spent that have not yet been incurred are recorded as part of other current liabilities on the balance sheets. As of September 30, 2023, the Company had recorded $1.0 million to other current liabilities. During the three and nine months ended September 30, 2023, the Company recorded income of $24 thousand as a reduction in research and development operating expenses under the BMGF agreement.

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

In December 2021, the Company entered into an amendment to the Anacor License for certain compounds and other intellectual property controlled by Anacor for the treatment, diagnosis, or prevention of certain bacterial pathogens (the “Anacor License Amendment”). The Anacor License Amendment has no impact on the Anacor License financial terms. None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three and nine months ended September 30, 2023. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company recorded $1.0 million in research and development expense - related party to Anacor upon the achievement of a milestone.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Accrued research and development-related expenses	$6,744	$2,517
Accrued professional services expenses	46	198
Other	—	122
Total accrued liabilities	$6,790	$2,837

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2023 and December 31, 2022, and no material legal proceedings are currently pending or threatened.

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

In connection with Adjuvant’s investment in the Company’s common stock as part of the IPO, the Company entered into an Amended and Restated Global Health Agreement dated March 24, 2022 (the “Adjuvant IPO Amendment”). As part of the Adjuvant IPO Amendment, Adjuvant purchased 166,666 shares of the Company's common stock in March 2022 for a total additional investment of $2.5 million, which is subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose. As of December 31, 2022, the $2.5 million of proceeds from Adjuvant’s IPO investment, as well as the proceeds from Adjuvant’s Series A and B redeemable convertible preferred stock investments, were fully utilized to support the epetraborole development program, which overlaps with the melioidosis and other global health development programs. In addition, the Company has complied with all applicable covenants as of September 30, 2023.

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

On April 6, 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC as the Company’s Agent, to issue and sell up to an aggregate gross sales of $100.0 million in Shares of the Company’s common stock through the ATM Offering. During the nine months ended September 30, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM program, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs.

On August 15, 2023, the Company entered into an Underwriting Agreement with Cowen and Company, LLC, Leerink Partners LLC and Evercore Group L.L.C. as representatives of several underwriters to issue and sell 7,777,778 shares of common stock at an offering price of $9.00 per share through the Underwritten Offering, resulting in net proceeds of $65.5 million, after deducting commissions and other offering costs.

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of September 30, 2023 and December 31, 2022, consists of the following:

	September 30,	December 31,
	2023	2022
Stock options, issued and outstanding	3,821,869	2,796,241
Stock options, authorized for future issuance	1,363,158	1,627,680
ESPP, authorized for future issuance	337,017	187,000
Total	5,522,044	4,610,921

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding at September 30, 2023 and December 31, 2022.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other forms of awards to employees, directors, and consultants. As of September 30, 2023, no stock appreciation rights, restricted stock awards, restricted stock unit awards or performance awards were issued.

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

Since the date of incorporation and through September 30, 2023, the Company issued stock options to its employees, directors and consultants. As of September 30, 2023, 1,363,158 shares of common stock remained available for future issuance under the 2022 Plan.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$1,045	$446	$3,113	$1,087
General and administrative expenses	1,124	782	3,067	1,832
Total	$2,169	$1,228	$6,180	$2,919

Stock Option Plan Activity

A summary of the stock plan activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding at December 31, 2022	2,796,241	$10.13	8.81	$5,793
Granted	1,093,894	$12.40
Exercised	(15,000)	$6.60
Forfeited	(53,266)	$10.45
Outstanding at September 30, 2023	3,821,869	$10.79	8.37	$21,409
Exercisable as of September 30, 2023	1,602,693	$8.98	7.72	$11,851

As of September 30, 2023, there was unrecognized stock-based compensation expense of $18.9 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.4 years.

Weighted-average grant-date fair value of the options granted during the nine months ended September 30, 2023 was $9.35 per share.

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

As of September 30, 2023, there were 7,295 unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares which are subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48th of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the option-holders pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. As of September 30, 2023, the Company recorded an insignificant amount of liabilities associated with the cash received for shares issued subject to repurchase rights, recorded within the options subject to repurchase, short-term, and options subject to repurchase, long-term on the Company's condensed balance sheets.

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2023, the number of shares in the ESPP increased by 194,026 shares, representing 1% of the prior year end’s common stock outstanding. As of September 30, 2023, 337,017 shares of common stock remained available for issuance under the ESPP.

The Company began recording stock-based compensation expense for its ESPP on October 1, 2022. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to the ESPP, respectively.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(16,707)	$(11,339)	$(47,834)	$(29,114)
Add accretion to redemption value and cumulative dividends on preferred stock	—	—	—	(1,820)
Net loss attributable to common stockholders	$(16,707)	$(11,339)	$(47,834)	$(30,934)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	25,645,421	19,347,148	21,532,537	13,987,862
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.59)	$(2.22)	$(2.21)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2023	2022
Options issued and outstanding	3,821,869	2,468,491
Early exercised common stock subject to future vesting	7,295	25,462
Total	3,829,164	2,493,953

Note 11. Related Party Transactions

In the nine months ended September 30, 2023, the Company had no material related party transactions.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2023 and results of operations for the three and nine months ended September 30, 2023 and 2022 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2022. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

We have over 100 active sites in the EBO-301 trial across the U.S., Japan, South Korea and Australia. We expect to open more sites across these regions and in new territories until we have approximately 120 sites to support the Phase 3 part of the study. In September 2023, we announced the completion of enrollment of the Phase 2 portion of the trial and began enrolling Phase 3 subjects. We anticipate reporting top-line data from the Phase 2 portion of the study in summer 2024. We expect that our current cash, cash equivalents and investments will be sufficient to fund our planned operations through summer 2025.

We continue to progress in areas that will allow for timely commercialization of epetraborole, if approved. We have completed the manufacturing of active pharmaceutical ingredient (“API”) for registration batches, and plan to initiate drug product registration batches in the first half of 2024. We have completed enrollment in a Phase 1 clinical trial required for registration of a thorough QT study (EBO-104) and anticipate initiating a study in patients with various degrees of hepatic impairment (EBO-105) in 2025. These activities will help to ensure that we are prepared to submit an NDA and a JNDA as soon as possible following the completion of the EBO-301 pivotal Phase 2/3 study.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $47.8 million and $29.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $137.6 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering program (“ATM Offering”) and the underwritten offering (the "Underwritten Offering"). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses.

As of September 30, 2023, we had cash, cash equivalents, short-term investments and long-term investments of $150.2 million. We believe that our available cash will be sufficient to fund our planned operations through summer 2025.

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

Although the public health effects of the COVID-19 pandemic subsided in recent quarters and the public-health emergency has ended, we continue to observe lingering impacts in the form of staffing shortages at clinical sites, which may have caused and continue to cause delays in activating sites and screening and enrolling patients. Because of the above and other factors, along with global market and macroeconomic fluctuations and global armed conflicts, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For more information on the risks and uncertainties associated with the evolving effects of macroeconomic headwinds and the COVID-19 pandemic on our business and our clinical development and regulatory efforts, see “Part II Item 1A—Risk Factors.”

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	September 30,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$14,429	$7,428	$7,001	94%
Research and development—related party	—	1,000	(1,000)	*
General and administrative	3,751	3,342	409	12%
Total operating expenses	18,180	11,770	6,410	54%
Loss from operations	(18,180)	(11,770)	(6,410)	54%
Other income, net	1,473	431	1,042	*
Net loss	$(16,707)	$(11,339)	$(5,368)	47%
*Change not meaningful

Research and Development Expenses

Research and development expenses were $14.4 million for the three months ended September 30, 2023 compared to $8.4 million for the three months ended September 30, 2022. The increase of $6.0 million was primarily due to increases in clinical trials expenses, personnel-related expenses, consulting and outside services expenses, and preclinical and research study expenses, partially offset by lower chemistry manufacturing and controls (“CMC”) and license fees included in other expenses in the prior year. Clinical trials expenses increased by $4.4 million due to increased costs associated with our Phase 2/3 clinical trial in 2023, partially offset by the elimination of costs associated with our three Phase 1 clinical trials conducted in 2022. Personnel-related expenses increased by $2.0 million due to increased research and development headcount. Consulting and outside services increased by $0.6 million for clinical, research and regulatory costs. Preclinical and research study expenses increased by $0.4 million due to the initiation of contract research studies. License fees decreased by $1.0 million arising from license fees paid in the prior year to Anacor upon the achievement of a milestone. CMC expenses decreased by $0.5 million due to the later stage of our initial registration activities. During the three months ended September 30, 2023, a total of $0.4 million reimbursement of operating expenses was recognized related to our funding arrangements, primarily related to CMC activities and research studies.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	September 30,
	2023	2022	Change	% Change
	(in thousands)
Clinical trials expenses	$6,973	$2,568	$4,405	172%
Personnel-related expenses	3,960	1,974	1,986	101%
Consulting and outside services	1,426	781	645	83%
Preclinical and research study expenses	1,159	771	388	50%
Chemistry manufacturing and controls	537	1,056	(519)	-49%
Other expenses	374	1,278	(904)	-71%
Total research and development expenses	$14,429	$8,428	$6,001	71%

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended September 30, 2023 compared to $3.3 million for the three months ended September 30, 2022. The increase of $0.5 million was primarily attributable to increases in personnel-related expenses of $0.5 million and professional legal and accounting services of $0.5 million. These increases were partially offset by decreases in directors and officers liability insurance premiums of $0.4 million and other expenses of $0.1 million.

Comparison of the Nine Months Ended September 30, 2023 and 2022

The following table sets forth the significant components of our results of operations:

	Nine Months Ended
	September 30,
	2023	2022	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$39,952	$19,759	$20,193	102%
Research and development—related party	—	1,000	(1,000)	*
General and administrative	10,868	9,027	1,841	20%
Total operating expenses	50,820	29,786	21,034	71%
Loss from operations	(50,820)	(29,786)	(21,034)	71%
Other income, net	2,986	672	2,314	*
Net loss	$(47,834)	$(29,114)	$(18,720)	64%
*Change not meaningful

Research and Development Expenses

Research and development expenses were $40.0 million for the nine months ended September 30, 2023 compared to $20.8 million for the nine months ended September 30, 2022. The increase of $19.2 million was primarily due to increases in clinical trials expenses, personnel-related expenses, CMC, consulting and outside services, facility-related expenses, and preclinical and research study expenses, partially offset by a decrease in license fees included in other expenses in the prior year. Clinical trials expenses increased by $7.0 million due to the increase in Phase 2/3 clinical trial expenses in 2023, partially offset by the elimination of costs associated with our three Phase 1 clinical trials conducted in 2022. Personnel-related expenses increased by $6.6 million, due to increased research and development headcount. CMC expenses increased by $4.4 million due to pre-registration manufacturing activities. Consulting and outside services increased by $1.2 million for clinical, research and regulatory costs. Preclinical and research study expenses increased by $0.5 million. Other expenses decreased by $0.4 million due to license fees paid in the prior year of $1.0 million to Anacor upon the achievement of a milestone, partially offset by allocated facility-related expenses of $0.6 million, including rent, utilities and information technology expenses, to support our increased headcount. During the nine months ended September 30, 2023, a total of $0.7 million reimbursement of operating expenses was recognized related to our funding arrangements, primarily related to CMC activities and research studies.

The following table shows our research and development expenses by type of activity:

	Nine Months Ended
	September 30,
	2023	2022	Change	% Change
	(in thousands)
Clinical trials expenses	$14,113	$7,123	$6,990	98%
Personnel-related expenses	11,959	5,355	6,604	123%
Chemistry manufacturing and controls	6,449	2,064	4,385	212%
Consulting and outside services	3,226	2,047	1,179	58%
Preclinical and research study expenses	3,066	2,605	461	18%
Other expenses	1,139	1,565	(426)	-27%
Total research and development expenses	$39,952	$20,759	$19,193	92%

General and Administrative Expenses

General and administrative expenses were $10.9 million for the nine months ended September 30, 2023 compared to $9.0 million for the nine months ended September 30, 2022. The increase of $1.8 million was primarily attributable to a $1.4 million increase in personnel-related expenses as we expanded our headcount and a $0.9 million increase in legal and accounting services. The increases were partially offset by a $0.3 million decrease in directors and officers liability insurance premiums and a $0.2 million decrease in consulting and outside services due to IPO related costs in the first nine months of 2022.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the nine months ended September 30, 2023 and 2022, we had net losses of $47.8 million and $29.1 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2023, we had an accumulated deficit of $137.6 million. As of September 30, 2023, we had cash, cash equivalents, short-term investments and long-term investments of $150.2 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

To date, we have funded our operations primarily through our Underwritten Offering, ATM Offering, IPO and private placements of our redeemable convertible preferred stock. In August 2023, we generated approximately $65.5 million from the Underwritten Offering, after deducting commissions and offering expenses. In June 2023, we generated approximately $19.1 million in net proceeds from the ATM Offering, after deducting commissions and offering expenses. In March and April 2022, we generated aggregate net proceeds of approximately $70.4 million from our IPO, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we have raised $91.6 million from the issuance of our redeemable convertible preferred stock. Upon the closing of our IPO, all then outstanding shares of convertible preferred stock were converted into shares of our common stock.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Nine Months Ended
	September 30,
	2023	2022
	(in thousands)
Cash used in operating activities	$(36,220)	$(25,824)
Cash used in investing activities	(43,698)	(27,826)
Cash provided by financing activities	85,315	70,355
Net increase in cash	$5,397	$16,705

Cash Used in Operating Activities

Net cash used in operating activities was $36.2 million for the nine months ended September 30, 2023, which consisted of a net loss of $47.8 million, due to the use of funds to develop our initial drug product candidate, partially offset by a net decrease of $6.9 million in our net operating assets and liabilities and $4.7 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to an increase in accrued liabilities, accounts payable and other current liabilities. The non-cash charges consisted of stock-based compensation expense of $6.2 million, partially offset by net accretion of discounts on investments of $1.5 million.

Net cash used in operating activities was $25.8 million for the nine months ended September 30, 2022, which consisted of a net loss of $29.1 million, due to the use of funds to develop our initial drug product candidate, partially offset by a net decrease of $0.6 million in our net operating assets and liabilities and $2.7 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $2.7 million in accounts payable, accrued compensation and accrued liabilities due to an increase in accrued research and development expenses, partially offset by an increase of $2.0 million in prepaid expenses and other current assets and a decrease of $0.1 million in operating lease liabilities. The non-cash charges consisted of stock-based compensation expense of $2.9 million and non-cash operating lease expense of $0.1 million, partially offset by net accretion of discounts on investments of $0.3 million.

Cash Used in Investing Activities

Net cash used in investing activities was $43.7 million for the nine months ended September 30, 2023, which primarily consisted of $112.3 million in purchases of investments, partially offset by $68.6 million in proceeds from the maturity of investments.

Net cash used in investing activities was $27.8 million for the nine months ended September 30, 2022, which primarily consisted of $76.4 million in purchases of investments, partially offset by $48.6 million in proceeds from sales and maturities of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $85.3 million for the nine months ended September 30, 2023, which consisted of $65.8 million in net proceeds from issuance of common stock under the Underwritten Offering, $19.1 million in net proceeds from issuance of common stock under the ATM Offering, $0.4 million in proceeds from the issuance of common stock under the employee stock purchase plan and exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, short-term and long-term investments of $150.2 million as of September 30, 2023, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash, cash equivalents and investments in accordance with our board-approved investment charter.

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

Foreign Currency Risk

A portion of our expenses are denominated in foreign currencies, most notably the Australian Dollar. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. The Company was not exposed to material foreign currency risk during the quarter ended September 30, 2023.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and operating costs including clinical trial, non-clinical study and manufacturing costs. We believe that inflation has not had a material effect on our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Form 10-Q.

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

Our CEO and CFO have concluded that as of September 30, 2023, our disclosure controls and procedures were not effective at the reasonable assurance level due to material weaknesses in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 and included below.

Notwithstanding the identified material weaknesses, management, including our CEO and CFO, have determined, based on the procedures we have performed, that the condensed financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at September 30, 2023 and for the periods presented in accordance with U.S. GAAP.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

During the course of preparing for our March 2022 IPO, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis.

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

The above material weaknesses resulted in recorded adjustments to the redeemable convertible preferred stock, tranche liability and accrued expenses balances, which were recorded prior to the issuances of the financial statements, as of and for the years ended December 31, 2019 and 2020. These material weaknesses could result in a misstatement of substantially all of our accounts or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

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

Remediation Plan

The Company is committed to remediating the material weaknesses in our internal control over financial reporting. We have implemented measures designed to improve our internal control over financial reporting to remediate these material weaknesses, and are refining the design and validating the effectiveness of these controls, including (i) the ongoing hiring of additional accounting personnel; (ii) designing and implementing internal controls in our financial control environment, including the establishment of formal accounting policies and procedures and financial reporting controls; and (iii) implementing an accounting system upgrade with IT controls to ensure appropriate and restricted access to our accounting applications, programs and data, including updates to our accounting system.

As of September 30, 2023, we have finalized the design and are validating the effectiveness of controls to account for and disclose complex transactions.

These material weaknesses will not be considered remediated until the design has been finalized and the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses are not remediated as of September 30, 2023.

Changes in Internal Control over Financial Reporting

As described above in the "Remediation Plan" section, there were changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
We depend to a large degree on the success of epetraborole, for which we have initiated patient enrollment in the Phase 3 part of a single pivotal Phase 2/3 clinical trial. If we do not obtain regulatory approval for and successfully commercialize epetraborole or any of our future product candidates, or if we experience significant delays in doing so, we may never become profitable.
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2017. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Our initial product candidate, epetraborole, is currently in clinical development. Our net loss was $47.8 million and $29.1 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of $137.6 million. We have funded our operations to date primarily with proceeds from our underwritten offering (the "Underwritten Offering"), our “at-the-market” equity offering program (“ATM Offering”), our initial public offering (“IPO”) and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We have initiated Phase 2/3 clinical development of epetraborole, and we have not completed development of any product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

Our strategy for developing epetraborole for global health initiatives depends on receiving non-dilutive funding from sources such as public and private agencies and foundations. In September 2022, we received a cost-reimbursement contract award under which we are able to receive up to $17.8 million from the NIAID to support preclinical, Phase 1 studies, and other activities to enable advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. In addition, more recently in September 2023, we entered into two cost-reimbursement contract awards with UGARF and BMGF for the development of boron-containing small molecules for Chagas disease, and tuberculosis and malaria, respectively. We, as a company, have limited experience with non-dilutive funding, and we may not be able to obtain additional non-dilutive funding to support our needs to fund our global health initiatives. For example, we cannot be certain that there will be additional awards, contracts, grants or funding sources or solicitations available to support our development efforts, that our other grant applications and funding proposals will be successful, or that we will be able to continue satisfying the award criteria of the NIAID contract award or any grants or funding awarded to us. If we fail to receive additional non-dilutive funding, progress in our global health initiatives may be impaired or delayed.

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

We currently have no products approved for sale and have invested a significant portion of our efforts and financial resources on the development of our initial product candidate, epetraborole, as a treatment for NTM lung disease caused by MAC bacteria. We expect that a substantial portion of our efforts and expenses over the next few years will be devoted to the development of epetraborole. As a result, our business currently depends heavily on the successful development, regulatory approval, and, if approved, commercialization of epetraborole or any of our future product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing, and distribution of epetraborole or any of our future product candidates are, and will remain, subject to comprehensive regulation by the FDA, the PMDA and other comparable foreign regulatory authorities. To date, we have completed three clinical trials, a Phase 1 dose-ranging study of epetraborole in Australia (EBO-101), a Phase 1 safety and pharmacokinetics study of oral epetraborole in healthy volunteers in Japan (EBO-103), and a Phase 1 renal impairment study in the United States (EBO-102). We have completed enrollment in a Phase 1 clinical trial required for registration, a thorough QT study (EBO-104), and anticipate initiating a study in patients with various degrees of hepatic impairment (EBO-105) next year. Before obtaining regulatory approvals for the commercial sale of epetraborole and any future product candidates, we must demonstrate through preclinical and nonclinical studies and clinical trials that the product candidate is safe and effective for use in the target indication. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage during our nonclinical studies, clinical trials, or drug product manufacturing process. These delays or failures could be caused by a variety of factors, including but not limited to, toxicity, safety, tolerability, efficacy, problems with clinical trial enrollment, drug product availability, stability, and impurity issues related to drug product manufacturing. Failure to obtain regulatory approval for epetraborole and our future product candidates in the United States or other territories will prevent us from commercializing and marketing such product candidates. The success of epetraborole and our future product candidates will depend on several additional factors, including:

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

We are conducting a single pivotal Phase 2/3 clinical trial as the basis for submission to the FDA for product approval of epetraborole, and there can be no assurance that the single study will be sufficient for product approval.

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

The FDA can recommend study design element changes at any time, including, for example, change of endpoints, eligibility criteria, or statistical analyses. For example, Arikayce, the only drug currently approved by the FDA for treatment-refractory NTM lung disease caused by MAC, was approved based on the primary endpoint of microbiological culture conversion, whereas we may be required to demonstrate efficacy based on clinical response endpoints. As a company, we have limited experience designing NTM clinical trials and have no experience conducting clinical trials in the United States or other geographies and may be unable to design and execute a clinical trial to support regulatory approval. In addition, the design and results of a pivotal Phase 2/3 clinical trial may not be sufficient to support approval, since factors such as an inappropriate dosage or flaws in the design of a clinical trial may not become apparent until the clinical trial is in progress or data are available.

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
•
we may observe emergence of resistance to epetraborole in our pivotal Phase 2/3 clinical trial, which may require early termination of the trial or abandonment of our epetraborole program;
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

If we are required to conduct additional clinical trials (for instance, if regulatory authorities required us to conduct a separate clinical trial, rather than the ongoing pivotal Phase 2/3 clinical trial as designed) or other testing of epetraborole or any of our future product candidates beyond the studies that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of epetraborole or any of our future product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns observed in these trials or tests, we may:

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

Additional adverse events may emerge (along with additional data further defining previously identified risks) in any ongoing or subsequent clinical trials and there may be unforeseen serious adverse events or side effects that differ from those seen in studies completed to date. The dosing duration for administering epetraborole in humans has been limited to a maximum of 28 days in previous clinical trials, and we are currently enrolling a pivotal Phase 2/3 clinical trial of epetraborole in patients with treatment-refractory MAC lung disease. We anticipate that the dosing duration in this pivotal Phase 2/3 clinical trial will be up to 16 months. The longer dosing duration expected in our pivotal Phase 2/3 clinical trial, as well as the use of epetraborole in patients with NTM lung disease, may increase the risk of hematological abnormalities, as well as the potential for the emergence of new, unknown treatment-emergent adverse events. Often, it is not possible to determine whether or not a product candidate being studied caused side effects. Our current and planned clinical trials are designed to evaluate both the efficacy and safety of epetraborole. Consistent with all clinical trials, we will monitor the safety of our patients throughout our ongoing pivotal Phase 2/3 clinical trial. In addition, we have included an independent data and safety monitoring board (“DSMB”) to review safety as we increase dosing duration up to 16 months and transition from clinical investigations in healthy volunteers to patients. Regulatory authorities may draw different conclusions or require additional testing to confirm these determinations, if they occur. In addition, it is possible that as we test epetraborole and our future product candidates in larger, longer, and more extensive clinical programs, or as use of such product candidates becomes more widespread, if they receive regulatory approval, subjects will report illnesses, injuries, discomforts, and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials. Many times, side effects are only detectable after investigational drugs are tested in large-scale, Phase 3 clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that epetraborole or any future product candidate has unexpected side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business.

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

Moreover, if we elect, or are required, to delay, suspend, or terminate any clinical trial of epetraborole or any future product candidates, the commercial prospects of such product candidate may be harmed and our ability to generate revenue through its sale may be delayed or eliminated. Any of these occurrences may significantly harm our business.

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

In addition, respiratory conditions like COVID-19 and influenza may affect the enrollment of our ongoing and planned clinical trials. For example, we experienced delays enrolling our pivotal Phase 2/3 clinical trial in part due to staff shortages and other challenges that arose during the COVID-19 pandemic. We truncated the sixth cohort of our Phase 1b dose-ranging study of epetraborole in Australia after a rise in COVID-19 cases in Australia resulted in recruitment challenges. Clinical trial activities, including patient enrollment and data collection, are dependent upon global clinical trial sites which are adversely affected by pandemics. Patients may be unwilling to enroll in clinical trials due to fear of contracting infections. In addition, after enrollment in our trials, patients may drop out of our trials, miss scheduled doses or follow-up visits or otherwise fail to follow trial protocols, due to site-related restrictions, exposures or infections. Clinical-trial sites may experience staff shortage and personnel at clinical-trial sites may have less time to work on our trials if COVID-19 or other seasonal respiratory conditions (e.g., flu or RSV) force hospitals to prioritize resources. If patients are unable to follow the trial protocols or if our trial results are otherwise disputed due to the effects of COVID-19 or other respiratory conditions or actions taken to mitigate spread, the integrity of data from our trials may be compromised or not accepted by the FDA or other regulatory authorities, which would represent a significant setback for our product development.

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

There is currently an uncertain and inflationary economic environment in the United States, partially as a result of the COVID-19 pandemic and efforts to contain it and manage its impacts, which have created significant macroeconomic disruption and volatility. The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. For example, the Company has a banking relationship with Silicon Valley Bank ("SVB"). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. On March 12, 2023, the Federal Reserve Board approved actions enabling the FDIC to complete its resolution of SVB in a manner that fully protects all depositors. Based on the foregoing and the Company’s analysis of the components of its relationship with SVB, the Company does not expect these events to have a material impact on the Company’s financial statements. Similarly, volatility and disruptions in global markets and supply chains and global conflicts may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. To the extent that macroeconomic uncertainties continue to harm our business, results of operations and financial condition, many of the other risks described in this “Risk Factors” section will be exacerbated.

Our cash and cash equivalents may be exposed to failure of our banking institutions.

While we seek to minimize our exposure to third-party losses of our cash and cash equivalents, we hold our balances in a number of large financial institutions. Notwithstanding, those institutions are subject to risk of failure. For example, on March 10, 2023, SVB was unable to continue their operations and the Federal Deposit Insurance Corporation was appointed as receiver for SVB and created the National Bank of Santa Clara to hold the deposits of SVB after SVB was unable to continue their operations. As of September 30, 2023, we did not hold material cash and cash equivalents with SVB. The majority of our cash and cash equivalents are held with other large financial institutions, and we do not expect further developments with SVB to have a material impact on our cash and cash equivalents balance, expected results of operations, or financial performance for the foreseeable future. However, if further failures in financial institutions occur where we hold deposits, we could experience additional risk. Any such loss or limitation on our cash and cash equivalents would adversely affect our business.

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

Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development. For instance, changes to leadership and the reorganization and rededication of critical resources at the FDA and within similar governmental health authorities across the world, may impact the ability of new products and services from being developed or commercialized in a timely manner. Regulations and requirements vary among jurisdictions, including in Japan and Europe. For instance, we met with the PMDA and gained alignment on the use of a microbiological primary endpoint to support registration in Japan. We are including Japanese patients in the pivotal Phase 2/3 clinical trial and expect that the data from the ongoing pivotal Phase 2/3 clinical trial of oral epetraborole for treatment-refractory MAC lung disease, if positive, will serve as the basis for the application for marketing approval in Japan. We have not obtained regulatory approval for any product candidate, and it is possible that epetraborole and any product candidates we may seek to develop in the future will never obtain regulatory approval. We are not permitted to market any product candidate in the United States until we receive regulatory approval of an NDA from the FDA.

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

In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial, and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022, or IRA, into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services, or HHS, to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023 HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for epetraborole or our future product candidates or additional pricing pressures.

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
•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States, Japan or other countries where we conduct critical business;
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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

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

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of September 30, 2023 and December 31, 2022; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2023 and 2022; (iv) the Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders' Equity for the three and nine months ended September 30, 2023 and 2022; (vi) the Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022; (vii) Notes to Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2023.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)