Form 10-K/A
period 2023-12-31
AN2 Therapeutics, Inc.
filed 2024-05-14
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2024 annual meeting of stockholders are incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III.

EXPLANATORY NOTE

AN2 Therapeutics, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission on March 29, 2024, solely for the purpose of filing revised versions of Exhibits 31.1 and 31.2 filed with the Original Filing. Revised Exhibits 31.1 and 31.2 include the following certification language that was inadvertently omitted from such exhibits when originally filed: (i) the introductory language in paragraph 4 that refers to the certifying officer’s responsibility for establishing and maintaining internal control over financial reporting for the Company; and (ii) paragraph 4(b) regarding the design of internal control over financial reporting. This Amendment does not reflect events occurring after the date of the filing of the Original Filing or modify or update any of the other disclosures contained therein in any way. Accordingly, the Amendment should be read in conjunction with the Original Filing. This Amendment consists solely of the preceding cover page, this explanatory note, the signature page and the revised certifications filed as exhibits to this Amendment.

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

* Filed herewith.

** The cover page is formatted in Inline XBRL (Extensible Business Reporting Language).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on May 14, 2024.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director
(Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial and Accounting Officer)