Form 10-Q
period 2024-03-31
AN2 Therapeutics, Inc.
filed 2024-05-14
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the registrant had 29,829,040 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical and nonclinical studies and clinical trials, results of preclinical and nonclinical studies, clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements.

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
▪
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
▪
our expectations regarding the impact of inflation, macroeconomic conditions, and geopolitical conflicts on our business and operations, including on our manufacturing suppliers, collaborators, contract research organizations (“CROs”) and employees; and
▪
our expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$24,693	$15,647
Short-term investments	89,517	91,648
Prepaid expenses and other current assets	2,103	3,212
Total current assets	116,313	110,507
Long-term investments	3,904	27,194
Other assets, long-term	1,043	1,043
Total assets	$121,260	$138,744
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,433	$2,676
Accrued compensation	995	4,018
Accrued liabilities	6,914	6,681
Other current liabilities	321	668
Total liabilities	10,663	14,043
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at March 31, 2024 and December 31, 2023; 29,815,663 and 29,741,445 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	281,616	278,881
Accumulated other comprehensive gain	53	275
Accumulated deficit	(171,072)	(154,455)
Total stockholders’ equity	110,597	124,701
Total liabilities and stockholders’ equity	$121,260	$138,744

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$14,655	$11,985
General and administrative	3,641	4,054
Total operating expenses	18,296	16,039
Loss from operations	(18,296)	(16,039)
Other income, net	1,679	716
Net loss attributable to common stockholders	$(16,617)	$(15,323)
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.79)
Weighted-average number of shares used in computing net loss per share, basic and diluted	29,763,278	19,385,646
Other comprehensive loss:
Unrealized (loss) gain on investments	(222)	199
Comprehensive loss	$(16,839)	$(15,124)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balances at December 31, 2023	29,741,445	$—	$278,881	$275	$(154,455)	$124,701
Issuance of common stock under the ESPP	45,288	—	124	—	—	124
Issuance of common stock upon exercise of stock options	28,930	—	225	—	—	225
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	2,385	—	—	2,385
Unrealized loss on available-for-sale investments	—	—	—	(222)	—	(222)
Net loss	—	—	—	—	(16,617)	(16,617)
Balances at March 31, 2024	29,815,663	$—	$281,616	$53	$(171,072)	$110,597

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances at December 31, 2022	19,402,658	$—	$185,469	$(374)	$(89,723)	$95,372
Issuance of common stock under the ESPP	23,794	—	199	—	—	199
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation	—	—	2,068	—	—	2,068
Unrealized gain on available-for-sale investments	—	—	—	199	—	199
Net loss	—	—	—	—	(15,323)	(15,323)
Balances at March 31, 2023	19,426,452	$—	$187,738	$(175)	$(105,046)	$82,517

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities
Net loss	$(16,617)	$(15,323)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,385	2,068
Non-cash operating lease expense	—	19
Net accretion of discount on investments	(1,091)	(435)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,109	742
Accounts payable	(243)	1,423
Accrued compensation	(3,023)	(1,427)
Accrued liabilities	233	1,356
Operating lease liabilities	—	(19)
Other current liabilities	(346)	—
Net cash used in operating activities	(17,593)	(11,596)
Cash flows from investing activities
Purchases of investments	—	(14,013)
Maturities of investments	26,290	24,900
Net cash provided by investing activities	26,290	10,887
Cash flows from financing activities
Proceeds from issuance of common stock under the ESPP	124	199
Proceeds from exercise of stock options	225	—
Net cash provided by financing activities	349	199
Net increase (decrease) in cash and cash equivalents	9,046	(510)
Cash and cash equivalents at the beginning of the period	15,647	27,219
Cash and cash equivalents at the end of the period	$24,693	$26,709
Supplemental disclosure of noncash financing items
Deferred offering costs included in accounts payable and accrued liabilities	$—	$48

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

Since launching operations in November 2019, the Company has devoted substantially all of its resources to performing research and development activities, including with respect to its initial product candidate, epetraborole, and other product candidates, business planning, hiring personnel, raising capital, and providing general and administrative support for these operations.

Initial Public Offering

On March 24, 2022, the Company’s registration statement on Form S-1 (File No. 333-263295) relating to its initial public offering (“IPO”) of common stock became effective. The IPO closed on March 29, 2022, at which time the Company issued an aggregate of 4,600,000 shares of its common stock at a price to the public of $15.00 per share. In addition, immediately prior to the closing of the IPO, all outstanding shares of the Company’s then existing redeemable convertible preferred stock automatically converted into 11,409,488 shares of common stock. The aggregate offering proceeds for shares sold in the IPO was $69.0 million. After deducting underwriting discounts and commissions of $4.8 million and offering costs paid or payable by the Company of $3.3 million, the net proceeds from the offering were approximately $60.9 million.

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

At-The-Market Offering

On April 6, 2023, the Company entered into a sales agreement ("Sales Agreement") with Cowen and Company, LLC as the Company’s sales agent (“Agent”) to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM offering during the three months ended March 31, 2024.

Underwritten Offering

On August 15, 2023, the Company entered into an underwriting agreement (the "Underwriting Agreement") with Cowen and Company, LLC, Leerink Partners LLC and Evercore Group L.L.C., as representatives of several underwriters, to issue and sell 7,777,778 shares of common stock at an offering price of $9.00 per share, resulting in net proceeds of $65.5 million, after deducting commissions and other offering costs (the "Underwritten Offering").

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain reclassifications have been made to prior period amounts to conform to current period presentation. These reclassifications did not have an impact on the Company’s results of operations for the three months ended March 31, 2024 and 2023 or its financial position as of March 31, 2024 or December 31, 2023.

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of March 31, 2024, the condensed statements of operations and comprehensive loss and the condensed statements of stockholders’ equity for the three months ended March 31, 2024 and 2023, and the condensed statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2024 and the results of its operations and its cash flows for the three months ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 29, 2024.

Risks and Uncertainties

Liquidity

Prior to the IPO, the Company’s operations had historically been financed through the issuance of redeemable convertible preferred stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the three months ended March 31, 2024 and 2023, the Company incurred a net loss of $16.6 million and $15.3 million, respectively, and had cash flows used in operating activities of $17.6 million and $11.6 million, respectively. The Company has an accumulated deficit of $171.1 million and $154.5 million as of March 31, 2024 and December 31, 2023, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidate currently in development.

As of March 31, 2024, the Company had cash, cash equivalents, and investments of $118.1 million. Management believes that its cash, cash equivalents, and investments as of March 31, 2024 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial and material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

As part of the process of preparing its financial statements, the Company estimates its accrued expenses. This process involves reviewing quotations and contracts, identifying services that have been performed on the Company’s behalf and estimating the level of services performed and the associated cost incurred for services for which the Company has not yet been invoiced or otherwise notified of the actual cost. The majority of the Company’s service providers invoice monthly in arrears for services performed or when contractual milestones are met. The Company makes estimates of its accrued expenses at the end of each reporting period based on the facts and circumstances known to the Company at that time. The significant estimates in the Company’s accrued research and development expenses relate to expenses incurred with respect to contract manufacturing and clinical and other research organizations, academic research centers, and other vendors in connection with research and development activities for which the Company has not yet been invoiced.

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

The valuation model used for calculating the fair value of stock options for stock compensation expense is the Black-Scholes option-pricing model (the Black-Scholes model). The Black-Scholes model requires management to make assumptions and judgments about the variables used in the calculation, including the expected term, the expected volatility of common stock, an assumed risk-free interest rate, and expected dividends the Company may pay. Management uses the simplified calculation (based on the mid-point between the vesting date and the end of the contractual term) of the expected term for its stock options as the Company has concluded that its stock option history does not provide a reasonable basis upon which to estimate expected term. Volatility is based on an average of the historical volatilities of the common stock of entities with characteristics similar to the Company’s. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value. As of March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents of $24.7 million and $15.6 million, respectively.

Investments

Investments consist of U.S. Treasury securities, commercial paper, U.S. Government agency securities, asset-backed securities, and corporate debt securities. All of the Company’s investments are classified as available-for-sale and are carried at estimated fair values and reported in cash equivalents, short-term investments or long-term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments. The cost of investments sold, if any, is based on the specific identification method.

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

As of March 31, 2024 and December 31, 2023, the Company had investments of $93.4 million and $118.8 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and investments. The Company’s cash is invested through financial institutions in the United States. The Company’s investments consist of debt securities, issued by highly rated corporate entities or the U.S. government, and asset-backed securities. The Company’s exposure to any individual corporate entity is limited by its investment policy. Deposits have and will continue to exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds. The Company has not experienced any credit losses in such accounts.

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. In March 2023, one of the financial institutions utilized by the Company was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Through March 31, 2024, the Company had no off-balance sheet concentrations of credit risk.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the three months ended March 31, 2024 and 2023, the Company had $0.2 million of net unrealized loss and $0.2 million of net unrealized gain, on available-for-sale investments, respectively.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, unvested RSUs, and common stock subject to repurchase related to unvested early exercise of stock options are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods because the impact of potentially dilutive securities would be anti-dilutive.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

The Company’s primary financial instruments include cash, cash equivalents and investments, prepaid expenses, accounts payable, and accrued liabilities. The carrying amounts of the Company’s financial instruments, other than cash equivalents and investments, approximate fair value due to their relatively short maturities.

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$13,381	$—	$—	$13,381
Short-term investments:
U.S. Treasury securities	Level 1	31,128	20	(3)	31,145
Commercial paper	Level 2	30,505	14	(1)	30,518
U.S. Government agency securities	Level 2	14,010	18	(2)	14,026
Asset-backed securities	Level 2	8,879	1	(1)	8,879
Corporate debt securities	Level 2	4,948	1	—	4,949
Long-term investments:
U.S. Treasury securities	Level 1	3,898	6	—	3,904
Total		$106,749	$60	$(7)	$106,802

	December 31, 2023
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$4,478	$—	$—	$4,478
Short-term investments:
U.S. Treasury securities	Level 1	15,649	31	—	15,680
U.S. Treasury securities	Level 2	1,247	—	(1)	1,246
Commercial paper	Level 2	41,472	47	(2)	41,517
U.S. Government agency securities	Level 2	19,479	30	(5)	19,504
Asset-backed securities	Level 2	8,770	12	(3)	8,779
Corporate debt securities	Level 2	4,914	8	—	4,922
Long-term investments:
U.S. Treasury securities	Level 1	23,542	131	—	23,673
U.S. Government agency securities	Level 2	3,494	28	(1)	3,521
Total		$123,045	$287	$(12)	$123,320

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper and U.S. government agency securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2024.

As of March 31, 2024, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the three months ended March 31, 2024 and 2023, the Company did not sell any available-for-sale investments.

The Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses had been recognized as of March 31, 2024 and December 31, 2023. During the three months ended March 31, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

As of March 31, 2024 and December 31, 2023, the Company had accrued interest receivable of $0.4 million and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursed contract award from the NIAID (“NIAID Agreement”) to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. The Company can receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023, the NIAID exercised one of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million, for a total of $5.0 million. Funding for this option extends the estimated completion of the contract by 13 months beyond the base period of 18 months (April 2025). As of March 31, 2024, a total of $5.0 million of funding for the 18-month base period plus an additional 13 months for a total of 31 months has been committed.

During the three months ended March 31, 2024 and 2023, the Company did not record any income under the NIAID contract as a reduction in research and development operating expenses. As of March 31, 2024 and December 31, 2023, the Company had recorded a receivable of zero and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

UGARF Grant

In September 2022, the Company entered into a subcontract agreement with the UGARF to conduct preclinical activities on behalf of UGARF (“UGARF Agreement”). UGARF reimburses the Company under an award from The Wellcome Trust. The Company is eligible to receive up to $1.4 million from UGARF to support preclinical development of a boron-containing small molecule for Chagas disease. As of March 31, 2024 and December 31, 2023, the Company had recorded a grant receivable of $0.1 million and $0.6 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets. During the three months ended March 31, 2024, the Company recorded income of $0.1 million as a reduction in research and development operating expenses under the UGARF agreement. During the three months ended March 31, 2023, the Company did not record any income under this agreement.

BMGF Grant

In September 2023, the Company received a cost-reimbursement contract award from the Bill and Melinda Gates Foundation (“BMGF Agreement”) under which the Company was awarded $1.8 million to support the discovery of novel, boron containing small molecules for the treatment of tuberculosis and malaria. The Company is required to apply the funds it receives under the BMGF Agreement solely toward direct costs related to this research program. The Company received $1.0 million of funding in advance and tracks and reports eligible expenses incurred to the BMGF. Any unspent funds and any funds spent that have not yet been incurred are recorded as part of other current liabilities on the balance sheets. As of March 31, 2024 and December 31, 2023, the Company had recorded $0.3 million and $0.7 million, respectively, to other current liabilities. During the three months ended March 31, 2024, the Company recorded income of $0.3 million as a reduction in research and development operating expenses under the BMGF agreement.

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

The Company agreed to make further payments to Anacor upon achievement of various development milestones for an aggregate maximum of $2.0 million, upon achievement of various commercial and sales threshold milestones for an aggregate maximum payment of $125.0 million, and up to 50% of royalties received under certain sublicensing arrangements. Royalties are subject to certain customary reductions, including lack of patent coverage and generic product entry. The Company also agreed to pay Anacor non-refundable, non-creditable sales royalties on a tiered marginal royalty rate based on the country’s status as a developing or developed country as defined in the license agreement. Sales royalties are a percentage of net sales, as specified in the Anacor License, and range from mid-single digits for developing countries (as classified by the World Bank) and single to mid-teens for all other countries or the China, Hong Kong, Taiwan, and Macau territories, upon reaching a minimum of net sales in the low-teen millions. The sales royalties are required to be paid on a product-by-product and country-by-country basis, until the latest to occur of 15 years following the date of first commercial sale of a product, the expiration of all regulatory or data exclusivity, or the date upon of the expiration of the last to expire valid claim of a licensed patent covering such product in such country. Currently, the date of the expiration of the last to expire valid claim of a licensed patent covering epetraborole in the licensed territory is June 2028. In addition, Anacor is entitled to certain milestone payments upon a change of control of the Company.

In December 2021, the Company entered into an amendment to the Anacor License for certain compounds and other intellectual property controlled by Anacor for the treatment, diagnosis, or prevention of certain bacterial pathogens (the “Anacor License Amendment”). The Anacor License Amendment has no impact on the Anacor License financial terms.

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three months ended March 31, 2024 and 2023. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three months ended March 31, 2024 and 2023.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Accrued research and development-related expenses	$6,785	$6,555
Accrued professional services expenses	38	24
Other	91	102
Total accrued liabilities	$6,914	$6,681

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2024 and December 31, 2023, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

The Global Health Agreement contains various affirmative and negative covenants agreed to by the Company, including its use of reasonably diligent endeavors to develop the agreed-upon products using non-dilutive funding and make accessible to people in need in the target countries so long as the Company does not sell products at a loss. Other covenants include prohibition of use of investment for propaganda, attempt to influence legislation, influence of any public election or voter registration drive or promotion of terrorist activities, as well as compliance with certain environmental, social, and governance requirements and anti-corruption requirements. If the Company does not maintain compliance with these non-financial covenants, Adjuvant may be entitled to repayment for any portion of its investment that is not used for the purposes outlined in the Global Health Agreement.

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

In connection with Adjuvant’s investment in the Company’s common stock as part of the IPO, the Company entered into an Amended and Restated Global Health Agreement dated March 24, 2022 (the “Adjuvant IPO Amendment”). As part of the Adjuvant IPO Amendment, Adjuvant purchased 166,666 shares of the Company's common stock in March 2022 for a total additional investment of $2.5 million, which was subject to Adjuvant’s right of repayment should the Company not utilize the proceeds from Adjuvant’s investment towards the agreed-upon purpose.

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

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of March 31, 2024 and December 31, 2023, consisted of the following:

	March 31,	December 31,
	2024	2023
Stock options, issued and outstanding	4,798,651	3,930,306
Stock options, authorized for future issuance	1,088,857	1,254,721
ESPP, authorized for future issuance	589,143	337,017
Total	6,476,651	5,522,044

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding as of March 31, 2024 and December 31, 2023.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards, and other forms of awards to employees, directors, and consultants. As of March 31, 2024, no stock appreciation rights, restricted stock awards or performance awards were issued.

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

The maximum number of shares of the Company’s common stock that may be issued under the 2022 Plan will not exceed 4,423,920 shares of the Company's common stock, which is the sum of (i) 1,870,000 new shares, plus (ii) 2,553,920 shares related to the 2017 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and continuing through January 1, 2032, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company's board of directors no later than December 31 of the immediately preceding year. Accordingly, effective January 1, 2024, the number of shares in the 2022 Plan increased by 1,189,657 shares, representing 4% of the prior year end’s common stock outstanding. The maximum number of shares of the Company's common stock that may be issued on the exercise of stock options or RSUs under the 2022 Plan is 13,271,760 shares.

Since the date of incorporation and through March 31, 2024, the Company issued stock options and RSUs to its employees, directors, and consultants. As of March 31, 2024, 1,088,857 shares of common stock remained available for future issuance under the 2022 Plan.

ISOs granted to newly hired employees under the 2022 Plan generally vest 25% after the completion of 12 months of service, and the balance vests in equal monthly installments over the next 36 months of service and expire ten years from the grant date, unless subject to provisions regarding 10% stockholders. ISOs granted to existing employees generally vest ratably over a 48-month period of service and expire ten years from the grant date. NSOs vest in accordance with the terms of the specific agreement under which the options were provided and expire ten years from the date of grant. RSUs granted to employees generally vest quarterly over a four year period of service and expire ten years from the grant date.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$1,198	$989
General and administrative expenses	1,187	1,013
Total	$2,385	$2,002

Stock Option Activity

A summary of the stock option activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,930,306	$10.86	8.14	$37,853
Granted	931,475	$3.00
Exercised	(28,930)	$7.78
Forfeited	(34,200)	$13.92
Vested and expected to vest at March 31, 2024	4,798,651	$9.33	8.28	$1,002
Exercisable as of March 31, 2024	2,072,581	$9.51	7.41	$778

As of March 31, 2024, there was unrecognized stock-based compensation expense of $19.1 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.4 years.

Weighted-average grant-date fair value of the options granted during the three months ended March 31, 2024 was $2.58 per share.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Issued	458,246	$3.00
Vested and released	—	$—
Forfeited	—	$—
Unvested at March 31, 2024	458,246	$3.00

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2024, the number of shares in the ESPP increased by 297,414 shares, representing 1% of the prior year end’s common stock outstanding. As of March 31, 2024, 589,143 shares of common stock remained available for issuance under the ESPP.

The Company began recording stock-based compensation expense for its ESPP on October 1, 2022. During the three months ended March 31, 2024 and 2023, the Company recognized $0.1 million and $0.1 million in stock-based compensation expense related to the ESPP, respectively.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(16,617)	$(15,323)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	29,763,278	19,385,646
Net loss per share attributable to common stockholders, basic and diluted	$(0.56)	$(0.79)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2024	2023
Options issued and outstanding	4,798,651	3,718,241
Unvested RSUs	458,246	—
Early exercised common stock subject to future vesting	2,785	14,092
Total	5,259,682	3,732,333

Note 11. Related Party Transactions

In the three months ended March 31, 2024 and 2023, the Company had no material related party transactions.

Note 12. Subsequent Events

In May 2024, the NIAID exercised one of six remaining available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in contract funding of $3.8 million, for a total of $8.8 million. Funding for this option extends the estimated completion of the current contract to August 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2024 and results of operations for the three months ended March 31, 2024 and 2023 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

This discussion and analysis and other parts of this Form 10-Q contain forward-looking statements based upon current beliefs, plans, and expectations related to future events and our future financial performance that involve risks, uncertainties and assumptions, such as statements regarding our intentions, plans, objectives, and expectations for our business. Our actual results and the timing of selected events could differ materially from those described in or implied by these forward-looking statements as a result of several factors, including those set forth under “Risk Factors” in Part II, Item 1A of this Form 10-Q. See also the section titled “Special Note Regarding Forward-Looking Statements.”

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

We are conducting a Phase 2/3 seamless design trial to study epetraborole for treatment-refractory MAC lung disease. The Phase 2 portion of the trial has completed enrollment, with topline data expected in August 2024. In February 2024, we paused enrollment of the Phase 3 portion of trial pending review of further study data and discussion with the FDA after observing potentially lower than anticipated efficacy in blinded aggregate data from the Phase 2 portion of the trial. A blinded review of the aggregate baseline patient demographics points to a highly refractory patient population with high incidence of resistance to background regimens, prolonged nontuberculous mycobacteria (NTM) lung disease and high levels of cavitary disease; the study population also includes patients who are refractory to Arikayce, the only FDA-approved drug for refractory NTM caused by MAC. While the Phase 3 part of the trial is paused for new enrollment, we are continuing to dose existing patients enrolled in the Phase 2/3 trial under the existing protocol. We continue to progress in areas that will allow for timely commercialization of epetraborole, if approved. We completed the manufacturing of active pharmaceutical ingredient (“API”) for registration batches in the third quarter of 2023, and have completed manufacturing of drug product registration batches in the first quarter of 2024. We have completed a Phase 1 thorough QT study (EBO-104) clinical trial required for registration.

Since launching operations in November 2019, we have devoted substantially all of our resources to developing our initial product candidate. We have incurred significant operating losses to date. We expect that our operating expenses will increase significantly as we advance our current and future product candidates through preclinical, nonclinical, and clinical development, seek regulatory approval, and prepare for and, if approved, proceed to commercialization; acquire, discover, validate, and develop additional product candidates; obtain, maintain, protect and enforce our intellectual property portfolio; hire additional personnel; and incur costs associated with operating as a public company.

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $16.6 million and $15.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $171.1 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering program (“ATM Offering”) and an underwritten offering (the “Underwritten Offering”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses.

As of March 31, 2024, we had cash, cash equivalents, and investments of $118.1 million. We believe that our available cash will be sufficient to fund our planned operations through at least twelve months following the date of this Form 10-Q.

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

Due to ongoing developments in our business and clinical development and regulatory efforts, among other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For more information on the risks and uncertainties associated with our business and our clinical development and regulatory efforts, among other factors, see “Part II Item 1A—Risk Factors.”

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and personnel-related expenses, including salaries and bonuses, payroll taxes, employee benefit costs, and non-cash stock-based compensation. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, and professional service fees for auditing, tax, general legal services, and other external consulting and vendor services. We expect our general and administrative expenses to continue to increase in the future, including expenses related to legal, accounting, regulatory, and tax-related services associated with maintaining compliance with requirements of The Nasdaq Stock Market LLC and the SEC, directors and officers liability insurance premiums, and investor relations activities.

Other Income, Net

Other income, net consists of interest income and investment income earned on our cash, cash equivalents, and investments.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	March 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$14,655	$11,985	$2,670	22%
General and administrative	3,641	4,054	(413)	(10%)
Total operating expenses	18,296	16,039	2,257	14%
Loss from operations	(18,296)	(16,039)	(2,257)	14%
Other income, net	1,679	716	963	134%
Net loss	$(16,617)	$(15,323)	$(1,294)	8%

Research and Development Expenses

Research and development expenses were $14.7 million for the three months ended March 31, 2024 compared to $12.0 million for the three months ended March 31, 2023. The increase of $2.7 million was primarily due to increases in clinical trial costs, personnel-related expenses, and consulting and outside services, partially offset by lower chemistry manufacturing and controls (“CMC”) expenses and lower costs associated with research studies. Clinical trials expenses increased by $3.7 million due to increased costs associated with our Phase 2/3 clinical trial in 2024 due to an increase in enrollment and other activities. Personnel-related costs increased by $0.9 million due to increased research and development headcount, higher bonuses based on target performance achievement, and stock-based compensation expense. Consulting and outside services increased by $0.6 million to support our clinical trial and research activities. These increases were partially offset by decreases in costs related to CMC activities by $1.9 million due to completion of intermediate and registration batch manufacturing activities in 2023 and a decrease in costs related to research and preclinical studies by $0.6 million. During the three months ended March 31, 2024, a total reimbursement of $0.4 million of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	March 31,
	2024	2023	Change	% Change
	(in thousands)
Clinical trials expenses	$5,788	$2,102	$3,686	175%
Personnel-related expenses	4,917	4,039	878	22%
Consulting and outside services	1,571	1,020	551	54%
Chemistry manufacturing and controls	1,195	3,078	(1,883)	(61%)
Preclinical and research study expenses	795	1,402	(607)	(43%)
Other expenses	389	344	45	13%
Total research and development expenses	$14,655	$11,985	$2,670	22%

General and Administrative Expenses

General and administrative expenses were $3.6 million for the three months ended March 31, 2024 compared to $4.1 million for the three months ended March 31, 2023. The decrease of $0.4 million was primarily attributable to a $0.3 million decrease in professional and outside services due to IPO-related expenses in 2023, a $0.3 million decrease in directors and officers liability insurance premiums, and a $0.1 million decrease in facility-related expenses, including rent, utilities, and information technology expenses. These decreases were partially offset by a $0.3 million increase in personnel-related costs primarily related to higher salaries, higher bonuses based on target performance achievement, and stock-based compensation expense.

Other Income, Net

Other income, net was $1.7 million for the three months ended March 31, 2024 compared to $0.7 million for the three months ended March 31, 2023. The increase of $1.0 million was due to higher interest rates and higher cash, cash equivalents, and investment balances in 2024 as compared to 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended March 31, 2024 and 2023, we had net losses of $16.6 million and $15.3 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2024, we had an accumulated deficit of $171.1 million. As of March 31, 2024, we had cash, cash equivalents, and investments of $118.1 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

To date, we have funded our operations primarily through our Underwritten Offering, ATM Offering, IPO and private placements of our then existing redeemable convertible preferred stock. In August 2023, we generated approximately $65.5 million from the Underwritten Offering, after deducting commissions and offering expenses. In June 2023, we generated approximately $19.1 million in net proceeds from the ATM Offering, after deducting commissions and offering expenses. In March and April 2022, we generated aggregate net proceeds of approximately $70.4 million from our IPO, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we raised $91.6 million from the issuance of our redeemable convertible preferred stock. Upon the closing of our IPO, all outstanding shares of our then existing redeemable convertible preferred stock were converted into shares of our common stock.

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

Until we can generate a sufficient amount of revenue from the commercialization of our product candidates, if ever, we expect to finance our future cash needs through public or private equity offerings or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition, results of operations, and prospects.

We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development, and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

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
•
our ability to maintain existing, and establish new strategic collaborations, licensing, or other arrangements, and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(17,593)	$(11,596)
Cash provided by investing activities	26,290	10,887
Cash provided by financing activities	349	199
Net increase (decrease) in cash	$9,046	$(510)

Cash Used in Operating Activities

Net cash used in operating activities was $17.6 million for the three months ended March 31, 2024, which consisted of a net loss of $16.6 million, due to the use of funds to develop our initial drug product candidate, and a net decrease of $2.3 million in our net operating assets and liabilities, partially offset by $1.3 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to an increase in accrued liabilities, accounts payable, and other current liabilities and a decrease in prepaid expenses and other assets. The non-cash charges consisted of stock-based compensation expense of $2.4 million, partially offset by net accretion of discounts on investments of $1.1 million.

Net cash used in operating activities was $11.6 million for the three months ended March 31, 2023, which consisted of a net loss of $15.3 million, due to the use of funds to develop our initial drug product candidate offset by a net decrease of $2.1 million in our net operating assets and liabilities and $1.7 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $1.4 million in accounts payable, accrued compensation, and accrued liabilities due to an increase in accrued research and development expenses and a decrease of $0.7 million in prepaid expenses. The non-cash charges consisted of stock-based compensation expense of $2.1 million and partially offset by net accretion of discounts on investments of $0.4 million.

Cash Provided by Investing Activities

Net cash provided by investing activities was $26.3 million for the three months ended March 31, 2024, which primarily consisted of $26.3 million in proceeds from the maturity of investments.

Net cash used in investing activities was $10.9 million for the three months ended March 31, 2023, which primarily consisted of $24.9 million in proceeds from the maturity of investments, partially offset by $14.0 million in purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million for the three months ended March 31, 2024, which consisted of $0.1 million in proceeds from the issuance of common stock under the employee stock purchase plan and $0.2 million from the exercise of stock options.

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

Critical Accounting Policies, Significant Judgements, and Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the financial statements in our 2023 Annual Report on Form 10-K describes the significant accounting policies and methods used in the preparation of the financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2023 Annual Report on Form 10-K include, but are not limited to, the discussion of estimates used for research and development and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed financial statements, and actual results could differ materially from the amounts reported.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $118.1 million as of March 31, 2024, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities, and government securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash, cash equivalents, and investments in accordance with our Board-approved investment policy.

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

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies, most notably the Australian Dollar. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. We were not exposed to material foreign currency risk during the quarter ended March 31, 2024.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and operating costs including clinical trial, non-clinical study, and manufacturing costs. We believe that inflation has not had a material effect on our unaudited condensed financial statements included elsewhere in this Form 10-Q.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q.

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our CEO and CFO have concluded that as of March 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023 and included below.

Notwithstanding the identified material weaknesses, management, including our CEO and CFO, have determined, based on the procedures we have performed, that the condensed financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP.

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

The material weaknesses identified were as follows, and continue to exist as of March 31, 2024:

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

Remediation Plan for Remaining Material Weaknesses

The Company is committed to remediating the material weaknesses in our internal control over financial reporting. We have implemented measures designed to improve our internal control over financial reporting to remediate these material weaknesses, and are refining the design and validating the effectiveness of these controls, including (i) ongoing hiring of additional accounting personnel; (ii) designing and implementing internal controls in our financial control environment, including establishing formal accounting policies and procedures and financial reporting controls; and (iii) implementing an accounting system upgrade with IT controls to ensure appropriate and restricted access to our accounting applications, programs and data, including upgrading of our accounting system.

The remaining material weaknesses will not be considered remediated until the design requirements described above have been finalized, and the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses related to lack of sufficient resources, insufficient segregation of duties, lack of designing and maintaining formal accounting policies, procedures and controls and lack of designing and maintaining effective controls over IT, were not remediated as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Part I, Note 7—Commitments and Contingencies, is incorporated herein by reference.

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
▪
If clinical trials of epetraborole or any other product candidate that we may advance to clinical trials fail to demonstrate safety, tolerability and/or efficacy to the satisfaction of the U.S. Food and Drug Administration (“FDA”), Japan’s Pharmaceuticals and Medical Devices Agency (“PMDA”) or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of epetraborole or any other product candidate.
▪
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
▪
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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects. We currently have no products approved for commercial sale, have not generated any revenue from the sale of products and have incurred losses in each year since our inception in 2017. In addition, we have limited experience as a company and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. Our initial product candidate, epetraborole, is currently in clinical development. Our net loss was $64.7 million for the year ended December 31, 2023 and $16.6 million and $15.3 million for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $171.1 million. We have funded our operations to date primarily with proceeds from our underwritten offering (the "Underwritten Offering), our “at-the-market” equity offering program (“ATM Offering”), our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

•
continue our ongoing and planned preclinical, nonclinical, and clinical development of epetraborole and our other product candidates;
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
•
add operational, financial, management, and compliance information systems and personnel, including personnel to support our product development and any future commercialization efforts; and
•
incur legal, accounting, information systems, and other expenses associated with operating as a public company.

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical and nonclinical studies and clinical trials of epetraborole and any other product candidates, obtaining regulatory approval, manufacturing, marketing, and selling any products for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

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

We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•
the timing, progress, and results of our ongoing and future clinical trials of epetraborole and our other product candidates;
•
the costs, timing and outcome of regulatory review of epetraborole and any of our other product candidates that may complete clinical development;
•
the scope, progress, results and costs of identifying, obtaining, and conducting preclinical development, laboratory testing and clinical trials of future product candidates that we may pursue;
•
the cost and timetable of manufacturing processes for development, clinical trials and potential commercial use;
•
the number and development requirements of future product candidates that we may pursue;
•
the amount of funding that we receive under our non-dilutive funding opportunities, including government awards that we may apply for;

•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for epetraborole and any other product candidates that receive regulatory approval, if any;
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

Our limited personnel and resources may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee dissatisfaction and turnover. Recruiting and retaining qualified research, development, and business personnel and, if we progress the development of epetraborole or any other product candidates, commercialization, manufacturing, and sales and marketing personnel, will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development, and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of research and development personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited.

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

The Generating Antibiotic Incentives Now (the “GAIN Act”) established certain programs intended to incentivize the development of antibacterial and antifungal drugs for human use to treat serious or life-threatening infections. Specifically, pursuant to the GAIN Act, the FDA may designate certain antimicrobial products as QIDPs, which provides sponsors with certain benefits during the development and review process. In December 2021, the FDA granted QIDP designation to epetraborole for treatment-refractory MAC lung disease. A QIDP is defined as an antibacterial or antifungal drug, including a biological product, for human use that acts on bacteria or fungi, or on substances produced by such bacteria or fungi, and is intended to treat serious or life-threatening infections, including those caused by either (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) a so-called “qualifying pathogen” found on a list of potentially dangerous, drug-resistant organisms established and maintained by the FDA under the GAIN Act. The FDA has interpreted QIDP designation to apply to a specific drug product, including a specific dosage form of the product, and the FDA does not apply the designation to the drug substance in general or beyond the specified indications identified in the designation. The benefits of QIDP designation include eligibility for Fast Track designation, priority review of a submitted marketing application, and an extension by an additional five years of any non-patent exclusivity period awarded, such as a five-year exclusivity period awarded for a new chemical entity. This extension is also in addition to any pediatric exclusivity extension that may be awarded. A sponsor must request such designation before submitting a marketing application, and the FDA will respond to a request for QIDP designation within 60 days of the date the FDA receives the request. Receipt of QIDP designation does not assure ultimate approval by the FDA or related GAIN Act exclusivity benefits.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 29, 2023 HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for epetraborole or our other product candidates or additional pricing pressures.

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

We are an “emerging growth company” as defined in the JOBS Act. For so long as we remain an emerging growth company, we are permitted by SEC rules and plan to rely on exemptions from certain disclosure requirements that are applicable to other SEC-registered public companies that are not emerging growth companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404, not being required to comply with the auditor requirements to communicate critical audit matters in the auditor’s report on the financial statements, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, the information we provide stockholders will be different than the information that is available with respect to other public companies. We have taken advantage of reduced reporting burdens in our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. In particular, in our Annual Reports on Form 10-K, we have provided only two comparative periods of audited financial statements. We also have not provided all of the executive compensation related information that would be required if we were not an emerging growth company. We cannot predict whether investors will find our common stock less attractive if we rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended March 31, 2024, the following member of our Board of Directors adopted a “Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408(a), as follows:

On January 24, 2024, Joseph Zakrzewski adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of up to 260,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is until December 31, 2024.

None of our other directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibit

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	S-1	333-263295	3.2	March 4, 2022
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
10.1#*	Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of March 31, 2024 and December 31, 2023; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2024 and 2023; (iv) the Condensed Statements of Stockholders' Equity for the three months ended March 31, 2024 and 2023; (vi) the Condensed Statements of Cash Flows for the three months ended March 31, 2024 and 2023; (vii) Notes to Condensed Financial Statements tagged as blocks of text.

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