Form 10-Q
period 2024-06-30
AN2 Therapeutics, Inc.
filed 2024-08-13
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 5, 2024, the registrant had 29,842,431 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$26,769	$15,647
Short-term investments	77,771	91,648
Prepaid expenses and other current assets	2,898	3,212
Total current assets	107,438	110,507
Long-term investments	—	27,194
Other assets, long-term	1,043	1,043
Total assets	$108,481	$138,744
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,885	$2,676
Accrued compensation	1,840	4,018
Accrued liabilities	5,843	6,681
Other current liabilities	559	668
Total liabilities	10,127	14,043
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at June 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at June 30, 2024 and December 31, 2023; 29,829,040 and 29,741,445 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	283,888	278,881
Accumulated other comprehensive (loss) gain	(27)	275
Accumulated deficit	(185,507)	(154,455)
Total stockholders’ equity	98,354	124,701
Total liabilities and stockholders’ equity	$108,481	$138,744

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$12,149	$13,538	$26,804	$25,523
General and administrative	3,731	3,063	7,372	7,117
Total operating expenses	15,880	16,601	34,176	32,640
Loss from operations	(15,880)	(16,601)	(34,176)	(32,640)
Other income, net	1,445	797	3,124	1,513
Net loss attributable to common stockholders	$(14,435)	$(15,804)	$(31,052)	$(31,127)
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.81)	$(1.04)	$(1.60)
Weighted-average number of shares used in computing net loss per share, basic and diluted	29,824,725	19,497,494	29,794,001	19,442,010
Other comprehensive loss:
Unrealized (loss) gain on investments	(80)	56	(302)	255
Comprehensive loss	$(14,515)	$(15,748)	$(31,354)	$(30,872)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	29,741,445	$—	$278,881	$275	$(154,455)	$124,701
Issuance of common stock under the ESPP	45,288	—	124	—	—	124
Issuance of common stock upon exercise of stock options	28,930	—	225	—	—	225
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	2,385	—	—	2,385
Unrealized loss on available-for-sale investments	—	—	—	(222)	—	(222)
Net loss	—	—	—	—	(16,617)	(16,617)
Balances at March 31, 2024	29,815,663	—	281,616	53	(171,072)	110,597
Vesting of early exercised stock options	—	—	1	—	—	1
Issuance of common stock upon release of restricted stock units	13,377	—	—	—	—	—
Stock-based compensation	—	—	2,271	—	—	2,271
Unrealized loss on available-for-sale investments	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(14,435)	(14,435)
Balances at June 30, 2024	29,829,040	$—	$283,888	$(27)	$(185,507)	$98,354

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	19,402,658	$—	$185,469	$(374)	$(89,723)	$95,372
Issuance of common stock under the ESPP	23,794	—	199	—	—	199
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation	—	—	2,068	—	—	2,068
Unrealized gain on available-for-sale investments	—	—	—	199	—	199
Net loss	—	—	—	—	(15,323)	(15,323)
Balances at March 31, 2023	19,426,452	—	187,738	(175)	(105,046)	82,517
Issuance of common stock in the “at-the-market” offering, net of commissions and offering costs of $0.9 million	2,502,000	—	19,050	—	—	19,050
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation	—	—	1,943	—	—	1,943
Unrealized gain on available-for-sale investments	—	—	—	56	—	56
Net loss	—	—	—	—	(15,804)	(15,804)
Balances at June 30, 2023	21,928,452	$—	$208,733	$(119)	$(120,850)	$87,764

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows used in operating activities
Net loss	$(31,052)	$(31,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,656	4,011
Non-cash operating lease expense	—	40
Net accretion of discount on investments	(1,981)	(896)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	314	(426)
Accounts payable	(791)	1,009
Accrued compensation	(2,178)	(597)
Accrued liabilities	(838)	3,606
Operating lease liabilities	—	(40)
Other current liabilities	(107)	—
Net cash used in operating activities	(31,977)	(24,420)
Cash flows from investing activities
Purchases of investments	(12,590)	(27,136)
Maturities of investments	55,340	45,900
Net cash provided by investing activities	42,750	18,764
Cash flows from financing activities
Proceeds from issuance of common stock from the "at-the-market" offering, net of commissions and offering expenses	—	19,050
Proceeds from issuance of common stock under the ESPP	124	199
Proceeds from exercise of stock options	225	—
Net cash provided by financing activities	349	19,249
Net increase in cash and cash equivalents	11,122	13,593
Cash and cash equivalents at the beginning of the period	15,647	27,219
Cash and cash equivalents at the end of the period	$26,769	$40,812
Supplemental disclosure of noncash financing items
Deferred offering costs included in accounts payable and accrued liabilities	$—	$450

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from its boron chemistry platform. AN2 has a pipeline of boron-based compounds in research and development in disease areas that include Chagas disease, non-tuberculous mycobacterial (“NTM”) lung disease, melioidosis, and early-stage programs focused on targets in infectious diseases and oncology. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

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

At-The-Market Offering

On April 6, 2023, the Company entered into a sales agreement ("Sales Agreement") with Cowen and Company, LLC as the Company’s sales agent (“Agent”) to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the six months ended June 30, 2024.

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

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of June 30, 2024, the condensed statements of operations and comprehensive loss and the condensed statements of stockholders’ equity for the three and six months ended June 30, 2024 and 2023, and the condensed statements of cash flows for the six months ended June 30, 2024 and 2023 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2024, the results of its operations for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 29, 2024.

Risks and Uncertainties

Liquidity

Prior to the IPO, the Company’s operations had historically been financed through the issuance of redeemable convertible preferred stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the six months ended June 30, 2024 and 2023, the Company incurred a net loss of $31.1 million and $31.1 million, respectively, and had cash flows used in operating activities of $32.0 million and $24.4 million, respectively. The Company has an accumulated deficit of $185.5 million and $154.5 million as of June 30, 2024 and December 31, 2023, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidate currently in development.

As of June 30, 2024, the Company had cash, cash equivalents, and investments of $104.5 million. Management believes that its cash, cash equivalents, and investments as of June 30, 2024 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial and material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

The valuation model used for calculating the fair value of stock options for stock-based compensation expense is the Black-Scholes option-pricing model (the Black-Scholes model). The Black-Scholes model requires management to make assumptions and judgments about the variables used in the calculation, including the expected term, the expected volatility of common stock, an assumed risk-free interest rate, and expected dividends the Company may pay. Management uses the simplified calculation (based on the mid-point between the vesting date and the end of the contractual term) of the expected term for its stock options as the Company has concluded that its stock option history does not provide a reasonable basis upon which to estimate expected term. Volatility is based on an average of the historical volatilities of the common stock of entities with characteristics similar to the Company’s. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value. As of June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $26.8 million and $15.6 million, respectively.

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

Unrealized gains and losses on available-for-sale investments are reported in accumulated other comprehensive (loss) gain as a separate component of stockholders’ equity (deficit). For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the statements of operations and comprehensive loss. If neither criterion is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income, net. Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income, net in the statements of operations and comprehensive loss.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets on the Company’s unaudited interim condensed balance sheets.

As of June 30, 2024 and December 31, 2023, the Company had investments of $77.8 million and $118.8 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. In March 2023, one of the financial institutions utilized by the Company was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Through June 30, 2024, the Company had no off-balance sheet concentrations of credit risk.

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

The Company recognizes grant proceeds in accordance with ASC 958-605, Revenue Recognition for Not-for-Profit Entities, when qualifying costs are incurred and the conditions of the grant agreement have been met. When receipt of grant proceeds is reasonably assured, the Company records a reduction to the research and development expenses incurred and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as a liability and recognized as a reduction to the qualifying research and development expenses incurred (see Note 4—Funding Arrangements).

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the six months ended June 30, 2024 and 2023, the Company had $0.3 million of net unrealized loss and $0.3 million of net unrealized gain, on available-for-sale investments, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”) or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise noted, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its condensed financial statements and disclosures. As an “emerging growth” company, it has been the Company’s intention to take advantage of certain temporary exemptions from various reporting requirements, as well as taking advantage of additional transitional relief.

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$13,311	$—	$—	$13,311
Commercial paper	Level 2	1,496	—	—	1,496
Short-term investments:
U.S. Treasury securities	Level 1	31,332	—	(18)	31,314
Commercial paper	Level 2	28,040	4	(10)	28,034
U.S. Government agency securities	Level 2	8,496	—	—	8,496
Asset-backed securities	Level 2	4,949	—	(2)	4,947
Corporate debt securities	Level 2	4,981	—	(1)	4,980
Total		$92,605	$4	$(31)	$92,578

	December 31, 2023
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$4,478	$—	$—	$4,478
Short-term investments:
U.S. Treasury securities	Level 1	15,649	31	—	15,680
U.S. Treasury securities	Level 2	1,247	—	(1)	1,246
Commercial paper	Level 2	41,472	47	(2)	41,517
U.S. Government agency securities	Level 2	19,479	30	(5)	19,504
Asset-backed securities	Level 2	8,770	12	(3)	8,779
Corporate debt securities	Level 2	4,914	8	—	4,922
Long-term investments:
U.S. Treasury securities	Level 1	23,542	131	—	23,673
U.S. Government agency securities	Level 2	3,494	28	(1)	3,521
Total		$123,045	$287	$(12)	$123,320

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in U.S. Treasury securities, commercial paper, U.S. government agency securities, asset-backed securities, and corporate debt securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the six months ended June 30, 2024.

As of June 30, 2024, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the six months ended June 30, 2024 and 2023, the Company did not sell any available-for-sale investments.

As of June 30, 2024, the Company’s short-term investments had maturities of less than one year from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses had been recognized as of June 30, 2024 and December 31, 2023. During the six months ended June 30, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

As of June 30, 2024 and December 31, 2023, the Company had accrued interest receivable of $0.3 million and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the unaudited interim condensed balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID (“NIAID Agreement”) to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. The Company is eligible to receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023 and May 2024, the NIAID exercised two of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million and $3.8 million, respectively, for a cumulative total of $8.8 million. Funding for these options extends the estimated completion of the current contract by 29 months beyond the base period of 18 months to August 2026. As of June 30, 2024, a total of $8.8 million of funding for the 18-month base period plus an additional 29 months for a total of 47 months has been committed.

During the three and six months ended June 30, 2024 and 2023, the Company did not record any income under the NIAID contract as a reduction in research and development operating expenses. As of June 30, 2024 and December 31, 2023, the Company had recorded a receivable of zero and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the unaudited interim condensed balance sheets.

UGARF Grant

In September 2022, the Company entered into a subcontract agreement with the UGARF to conduct preclinical activities on behalf of UGARF (“UGARF Agreement”). UGARF reimburses the Company under an award from The Wellcome Trust. The Company is eligible to receive up to $1.4 million from UGARF to support preclinical development of a boron-containing small molecule for Chagas disease. As of June 30, 2024 and December 31, 2023, the Company had recorded a grant receivable of zero and $0.6 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets. During the three and six months ended June 30, 2024, the Company recorded income of zero and $0.1 million, respectively, as a reduction in research and development operating expenses under the UGARF agreement. During the three and six months ended June 30, 2023, the Company did not record any income under this agreement.

BMGF Grant

In September 2023, the Company received a cost-reimbursement contract award from the Bill and Melinda Gates Foundation (“BMGF Agreement”) under which the Company was awarded $1.8 million to support the discovery of novel, boron containing small molecules for the treatment of tuberculosis and malaria. The Company is required to apply the funds it receives under the BMGF Agreement solely toward direct costs related to this research program. The Company received $1.0 million of funding in advance and tracks and reports eligible expenses incurred to the BMGF. In April 2024, the Company received $0.8 million in funding, making the grant fully funded. Any unspent funds and any funds spent that have not yet been incurred are recorded as part of other current liabilities on the condensed balance sheets. As of June 30, 2024 and December 31, 2023, the Company recorded $0.6 million and $0.7 million, respectively, to other current liabilities. During the three and six months ended June 30, 2024, the Company recorded income of $0.5 million and $0.9 million, respectively, as a reduction in research and development operating expenses under the BMGF agreement.

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

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three and six months ended June 30, 2024 and 2023. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three and six months ended June 30, 2024 and 2023.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Accrued research and development-related expenses	$5,606	$6,555
Accrued professional services expenses	193	24
Other	44	102
Total accrued liabilities	$5,843	$6,681

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2024 and December 31, 2023, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors (the “Board”). No dividends have been declared to date.

On April 6, 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC as the Company’s Agent, to issue and sell up to an aggregate gross sales of $100.0 million in Shares of the Company’s common stock through the ATM Offering. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the six months ended June 30, 2024.

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

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of June 30, 2024 and December 31, 2023, consisted of the following:

	June 30,	December 31,
	2024	2023
Stock options, issued and outstanding	5,338,375	3,930,306
Unvested restricted stock units	624,719	—
Stock options, authorized for future issuance	369,283	1,254,721
ESPP, authorized for future issuance	589,143	337,017
Total	6,921,520	5,522,044

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding as of June 30, 2024 and December 31, 2023.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards, and other forms of awards to employees, directors, and consultants. As of June 30, 2024, no stock appreciation rights, restricted stock awards or performance awards were issued.

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

The initial number of shares of the Company’s common stock that may be issued under the 2022 Plan will not exceed 4,423,920 shares of the Company's common stock, which is the sum of (i) 1,870,000 new shares, plus (ii) 2,553,920 shares related to the 2017 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and continuing through January 1, 2032, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company's board of directors no later than December 31 of the immediately preceding year. Accordingly, effective January 1, 2024, the number of shares in the 2022 Plan increased by 1,189,657 shares, representing 4% of the prior year end’s common stock outstanding. The maximum number of shares of the Company's common stock that may be issued on the exercise of stock options or vesting of RSUs under the 2022 Plan is 13,271,760 shares.

Since the date of incorporation and through June 30, 2024, the Company has issued stock options and RSUs to its employees, directors, and consultants. As of June 30, 2024, 369,283 shares of common stock remained available for future issuance under the 2022 Plan.

ISOs granted to newly hired employees under the 2022 Plan generally vest 25% after the completion of 12 months of service, and the balance vests in equal monthly installments over the next 36 months of service and expire ten years from the grant date, unless subject to provisions regarding 10% stockholders. ISOs granted to existing employees generally vest ratably over a 48-month period of service and expire ten years from the grant date. NSOs vest in accordance with the terms of the specific agreement under which the options were provided and expire ten years from the date of grant. RSUs granted to employees generally vest quarterly or annually over a two to four year period of service and expire ten years from the grant date.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$1,170	$1,038	$2,368	$2,068
General and administrative expenses	1,101	905	2,288	1,943
Total	$2,271	$1,943	$4,656	$4,011

Stock Option Activity

A summary of the stock option activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,930,306	$10.86	8.14	$37,853
Granted	1,471,199	$2.63
Exercised	(28,930)	$7.78
Forfeited	(34,200)	$13.92
Vested and expected to vest at June 30, 2024	5,338,375	$8.59	8.20	$549
Exercisable as of June 30, 2024	2,523,154	$9.29	7.41	$470

As of June 30, 2024, there was unrecognized stock-based compensation expense of $18.0 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 1.9 years.

Weighted-average grant-date fair value of the options granted during the six months ended June 30, 2024 was $2.23 per share.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Issued	638,096	$2.74
Vested and released	(13,377)	$3.00
Forfeited	—	$—
Unvested at June 30, 2024	624,719	$2.73

2022 Employee Stock Purchase Plan

The Company’s 2022 Employee Stock Purchase Plan (“ESPP”) has two components: a component that is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code (the “423 Component”) and a component that is not intended to qualify (the “Non-423 Component”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period.

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2024, the number of shares in the ESPP increased by 297,414 shares, representing 1% of the prior year end’s common stock outstanding. As of June 30, 2024, 589,143 shares of common stock remained available for issuance under the ESPP.

During the three and six months ended June 30, 2024 and 2023, the Company recognized $0.1 million and $0.1 million, respectively, in stock-based compensation expense related to the ESPP.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(14,435)	$(15,804)	$(31,052)	$(31,127)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	29,824,725	19,497,494	29,794,001	19,442,010
Net loss per share attributable to common stockholders, basic and diluted	$(0.48)	$(0.81)	$(1.04)	$(1.60)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2024	2023
Options issued and outstanding	5,338,375	3,890,135
Unvested RSUs	624,719	—
Early exercised common stock subject to future vesting	1,673	9,551
Total	5,964,767	3,899,686

Note 11. Related Party Transactions

During the six months ended June 30, 2024 and 2023, the Company had no material related party transactions.

Note 12. Subsequent Events

On August 8, 2024, the Company announced a reduction in force which was approved by the Board in connection with the Company’s planned shift in focus following discontinuation of the EBO-301 study and to further extend the Company’s operating capital and align personnel towards executing its ongoing strategy. The workforce reduction plan includes a reduction of approximately 50% of the Company’s workforce. The Company estimates that it will incur aggregate charges between approximately $2.0 million to $3.0 million in connection with the reduction-in-force, primarily consisting of severance payments and other employee termination-related expenses. The Company expects that the reduction-in-force will be substantially complete by the end of 2024. The estimated charges that the Company expects to incur are subject to a number of assumptions, and actual results may differ materially from these estimates. The Company may also incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the workforce reduction plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2024 and results of operations for the three and six months ended June 30, 2024 and 2023 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from its boron chemistry platform. AN2 has a pipeline of boron-based compounds in development for Chagas disease, non-tuberculous mycobacterial (“NTM”) lung disease and melioidosis, and early-stage programs focused on targets in infectious diseases and oncology.

Since launching operations in November 2019, we have devoted substantially all of our resources to developing our initial product candidate, epetraborole, which we were developing for treatment-refractory Mycobacterium avium complex (“MAC”) lung disease, a form of NTM lung disease. On August 8, 2024, we announced topline results from the Phase 2 part of the EBO-301 Phase 2/3 study evaluating epetraborole on top of optimized background regimen (“OBR”) in treatment-refractory MAC lung disease. The Phase 2 part of the study met its primary objective of demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19). However, sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Based on these results, we decided to terminate the EBO-301 trial. We will evaluate the results from the EBO-301 study to inform decisions regarding potential future development of epetraborole for NTM lung disease.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $31.1 million and $31.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $185.5 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering program (“ATM Offering”) and an underwritten offering (the “Underwritten Offering”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses.

As of June 30, 2024, we had cash, cash equivalents, and investments of $104.5 million. We believe that our available cash will be sufficient to fund our planned operations through at least twelve months following the date of this Form 10-Q.

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

We plan to continue to use third-party service providers, including outside research laboratories, clinical research organizations (“CROs”), and contract manufacturing organizations (“CMOs”), to carry out our preclinical, nonclinical and clinical development, and to manufacture and supply the materials to be used during the development and commercialization of our product candidates. We do not currently have a sales force. If we obtain regulatory approval for any of our product candidates, we intend to hire and deploy a specialty sales force, which will increase our operating costs.

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

We expect our research and development expenses to increase substantially in the future, as we advance our product candidates into and through clinical trials and pursue regulatory approval. The process of conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming. Clinical studies generally become larger and more costly to conduct as they advance into later stages and we are required to make estimates for expense accruals related to clinical study expenses, which involve a degree of estimation. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those set forth in the section of this Form 10-Q titled “Risk Factors.” At this time, we cannot reasonably estimate the nature, timing or costs required to complete the remaining development of our current or any future product candidates. As a result of these uncertainties, we are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$12,149	$13,538	$(1,389)	(10%)
General and administrative	3,731	3,063	668	22%
Total operating expenses	15,880	16,601	(721)	(4%)
Loss from operations	(15,880)	(16,601)	721	(4%)
Other income, net	1,445	797	648	81%
Net loss	$(14,435)	$(15,804)	$1,369	(9%)

Research and Development Expenses

Research and development expenses were $12.1 million for the three months ended June 30, 2024 compared to $13.5 million for the three months ended June 30, 2023. The decrease of $1.4 million was primarily due to decreases in chemistry manufacturing and controls (“CMC”) expenses, clinical trial costs and other costs, partially offset by increases in personnel-related expenses and consulting and outside services expenses. CMC costs decreased by $1.9 million due to completion of certain registration batch manufacturing activities in 2023. Clinical trials expenses decreased by $0.4 million due to decreased expenses for completed Phase 1 clinical trials, partially offset by increased expenses for the Phase 2/3 clinical trial due to increased enrollment and activities. Other expenses decreased by $0.1 million, including rent, utilities, and information technology expenses. These decreases were partially offset by an increase of $0.5 million in consulting and outside services to support our clinical trial and research activities and an increase of $0.5 million in personnel-related costs due to increased research and development headcount, higher bonuses based on target performance achievement, and stock-based compensation expense. During the three months ended June 30, 2024, a total reimbursement of $0.5 million of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Clinical trials expenses	$4,654	$5,038	$(384)	(8%)
Personnel-related expenses	4,428	3,959	469	12%
Consulting and outside services	1,285	781	504	65%
Preclinical and research study expenses	993	930	63	7%
Chemistry manufacturing and controls	493	2,408	(1,915)	(80%)
Other expenses	296	422	(126)	(30%)
Total research and development expenses	$12,149	$13,538	$(1,389)	(10%)

General and Administrative Expenses

General and administrative expenses were $3.7 million for the three months ended June 30, 2024 compared to $3.0 million for the three months ended June 30, 2023. The increase of $0.7 million was primarily attributable to a $0.4 million increase in professional and outside services, a $0.3 million increase in personnel-related costs primarily related to higher salaries, higher bonuses based on target performance achievement, and stock-based compensation expense.

Other Income, Net

Other income, net was $1.4 million for the three months ended June 30, 2024 compared to $0.8 million for the three months ended June 30, 2023. The increase of $0.6 million was due to higher interest rates and higher cash, cash equivalents, and investment balances in 2024 as compared to 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table sets forth the significant components of our results of operations:

	Six Months Ended
	June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$26,804	$25,523	$1,281	5%
General and administrative	7,372	7,117	255	4%
Total operating expenses	34,176	32,640	1,536	5%
Loss from operations	(34,176)	(32,640)	(1,536)	5%
Other income, net	3,124	1,513	1,611	106%
Net loss	$(31,052)	$(31,127)	$75	(0%)

Research and Development Expenses

Research and development expenses were $26.8 million for the six months ended June 30, 2024 compared to $25.5 million for the six months ended June 30, 2023. The increase of $1.3 million was primarily due to increases in clinical trial costs, personnel-related expenses, and consulting and outside services, partially offset by lower chemistry manufacturing and controls (“CMC”) expenses and lower costs associated with research studies. Clinical trials expenses increased by $3.3 million due to increased costs associated with our Phase 2/3 clinical trial in early 2024 due to an increase in enrollment and other activities. Personnel-related costs increased by $1.3 million due to increased research and development headcount, higher bonuses based on target performance achievement, and stock-based compensation expense. Consulting and outside services increased by $1.1 million to support our clinical trial and research activities. These increases were partially offset by a decrease of $4.2 million in costs related to CMC activities due to completion of certain registration batch manufacturing activities in 2023, a decrease of $0.1 million in costs related to research and preclinical studies, and a $0.1 million decrease in other expenses, including rent, utilities, and information technology expenses. During the six months ended June 30, 2024, a total reimbursement of $0.9 million of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Six Months Ended
	June 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Clinical trials expenses	$10,442	$7,141	$3,301	46%
Personnel-related expenses	9,345	7,998	1,347	17%
Consulting and outside services	2,856	1,800	1,056	59%
Preclinical and research study expenses	1,788	1,915	(127)	(7%)
Chemistry manufacturing and controls	1,688	5,904	(4,216)	(71%)
Other expenses	685	765	(80)	(10%)
Total research and development expenses	$26,804	$25,523	$1,281	5%

General and Administrative Expenses

General and administrative expenses were $7.4 million for the six months ended June 30, 2024 compared to $7.1 million for the six months ended June 30, 2023. The increase of $0.3 million was primarily attributable to a $0.6 million increase in personnel-related costs primarily related to higher salaries, higher bonuses based on target performance achievement, and stock-based compensation expense and a $0.1 million increase in professional and outside services, partially offset by a $0.3 million decrease in directors and officers liability insurance premiums and a $0.1 million decrease in facility-related expenses, including rent, utilities, and information technology expenses.

Other Income, Net

Other income, net was $3.1 million for the six months ended June 30, 2024 compared to $1.5 million for the six months ended June 30, 2023. The increase of $1.6 million was due to higher interest rates and higher cash, cash equivalents, and investment balances in 2024 as compared to 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the six months ended June 30, 2024 and 2023, we had net losses of $31.1 million and $31.1 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2024, we had an accumulated deficit of $185.5 million. As of June 30, 2024, we had cash, cash equivalents, and investments of $104.5 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

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

Future Funding Requirements

We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval for and commercialize any of our current and future product candidates and we do not know when, or if, those events will occur. Historically, we have incurred operating losses and negative cash flows as a result of ongoing efforts to develop our initial drug product candidate, epetraborole, including conducting ongoing preclinical and nonclinical studies, clinical trials, registration API and drug product materials manufacturing, and providing general and administrative support for these operations. We expect our negative cash flows to increase significantly over the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Moreover, we expect to continue to incur costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations, as we do not expect positive cash flows from operations in the foreseeable future.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Six Months Ended
	June 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(31,977)	$(24,420)
Cash provided by investing activities	42,750	18,764
Cash provided by financing activities	349	19,249
Net increase in cash and cash equivalents	$11,122	$13,593

Cash Used in Operating Activities

Net cash used in operating activities was $32.0 million for the six months ended June 30, 2024, which consisted of a net loss of $31.1 million, primarily due to the use of funds to develop our initial drug product candidate, and a net decrease of $3.6 million in our net operating assets and liabilities, partially offset by $2.7 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to an increase in accrued liabilities, accounts payable, and other current liabilities and a decrease in prepaid expenses and other assets. The non-cash charges consisted of stock-based compensation expense of $4.7 million, partially offset by net accretion of discounts on investments of $2.0 million.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $42.8 million for the six months ended June 30, 2024, which primarily consisted of $55.3 million in proceeds from the maturity of investments, partially offset by $12.6 million in purchases of investments.

Net cash provided by investing activities was $18.8 million for the six months ended June 30, 2023, which primarily consisted of $45.9 million in proceeds from the maturity of investments, partially offset by $27.1 million in purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.3 million for the six months ended June 30, 2024, which consisted of $0.1 million in proceeds from the issuance of common stock under the employee stock purchase plan and $0.2 million from the exercise of stock options.

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

Critical Accounting Policies, Significant Judgements, and Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 describes the significant accounting policies and methods used in the preparation of the financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K include for the year ended December 31, 2023, but are not limited to, the discussion of estimates used for research and development and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed financial statements, and actual results could differ materially from the amounts reported.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $104.5 million as of June 30, 2024, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities, and government securities.

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

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. We were not exposed to material foreign currency risk during the quarter ended June 30, 2024.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and operating costs including clinical trial, non-clinical study, and manufacturing costs. We believe that inflation has not had a material effect on our unaudited interim condensed financial statements included elsewhere in this Form 10-Q.

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

Our CEO and CFO have concluded that as of June 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023 and included below.

Notwithstanding the identified material weaknesses, management, including our CEO and CFO, have determined, based on the procedures we have performed, that the condensed financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP.

Previously Identified Material Weaknesses in Internal Control Over Financial Reporting

During the course of preparing for our IPO in March 2022, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of its annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified were as follows, and continue to exist as of June 30, 2024:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
We may not realize the expected benefits from our recent business restructuring and workforce reduction and we may incur additional costs implementing it or other difficulties.
▪
We require substantial additional funding to meet our financial needs and to pursue our business objectives. If we are unable to raise capital when needed, we could be forced to delay, reduce, or altogether cease our current and future product development programs or future commercialization efforts.
▪
If we do not obtain regulatory approval for and successfully commercialize our product candidates, or if we experience significant delays in doing so, we may never become profitable.
▪
If clinical trials of any product candidate that we may advance to clinical trials fail to demonstrate safety, tolerability and/or efficacy to the satisfaction of the U.S. Food and Drug Administration (“FDA”) or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of such product candidates.
▪
If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical development activities and receipt of necessary regulatory approvals could be delayed or prevented.
▪
We rely on single-sourced third parties to conduct the preclinical and nonclinical studies, clinical trials, and manufacture of our clinical trial material for our product candidates, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such studies, trials, and manufacturing services or failing to comply with applicable regulatory requirements.
▪
Even if any of our product candidates receive regulatory approval, they may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success. If we are unable to establish sales, marketing, and distribution capabilities for our product candidates, or enter into sales, marketing, and distribution agreements with third parties, we may not be successful in commercializing our product candidates, if and when they are approved.

▪
We face substantial competition, which may result in others discovering, developing, or commercializing products before or more successfully than we do.
▪
We operate with a small team and our future success depends on our ability to retain key executives and to attract, retain, and motivate qualified personnel.
▪
We have identified material weaknesses in our internal control over financial reporting. Due to our failure to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.
▪
Our rights to develop and commercialize certain technology and certain of our product candidates are subject, in large part, to the terms and conditions of licenses granted to us by others, including the University of Georgia and Anacor Pharmaceuticals, Inc. (a wholly owned subsidiary of Pfizer) (“Anacor”). If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products, technology, or data from third parties, we could lose such rights.
▪
If we are unable to obtain and maintain patent and other intellectual property protection for our technology, or for our product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.
▪
If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.
▪
Future legislation, and/or regulations and policies adopted by the FDA or comparable regulatory authorities, may increase the time and cost required for us to conduct and complete clinical trials of our product candidates.
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

In August 2024, we announced topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating our initial product candidate, epetraborole, in patients with treatment-refractory MAC lung disease. Although the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these results, we decided to terminate the trial and will determine next steps for this indication based upon further analysis of data from the trial.

Our net loss was $64.7 million for the year ended December 31, 2023 and $31.1 million and $31.1 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $185.5 million. We have funded our operations to date primarily with proceeds from our underwritten offering (the "Underwritten Offering), our “at-the-market” equity offering program (“ATM Offering”), our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

We anticipate that our expenses will increase substantially as we:

•
continue our ongoing and planned preclinical, nonclinical, and clinical development of our product candidates;
•
initiate preclinical and nonclinical studies and clinical trials for product candidates that we may pursue in the future;
•
seek to discover and develop future product candidates;
•
seek regulatory approvals for any of our product candidates that successfully complete clinical trials;
•
ultimately establish sales, marketing, and distribution infrastructure and scale up external manufacturing capabilities if we move into later-stage clinical trials for, and seek to commercialize, any product candidate for which we may obtain regulatory approval and intend to commercialize on our own;
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

To become and remain profitable, we must succeed in developing and eventually commercializing drugs that generate significant revenue. This will require us to be successful in a range of challenging activities, including completing preclinical and nonclinical studies and clinical trials of our product candidates, obtaining regulatory approval, manufacturing, marketing, and selling any products for which we may obtain regulatory approval, as well as discovering and developing additional product candidates. We are only in the preliminary stages of most of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability.

Because of the numerous risks and uncertainties associated with drug development, we are unable to accurately predict the timing or amount of expenses or when, or if, we will be able to achieve profitability. If we are required by regulatory authorities to perform studies in addition to those currently expected, or if there are further delays in the initiation and completion of our clinical trials or the development of any of our product candidates, our expenses could increase.

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

We have and may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, in August 2024, we announced topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating our initial product candidate, epetraborole, in patients with treatment-refractory MAC lung disease. Although the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these results, we decided to terminate the trial and will determine next steps for this indication based upon further analysis of data from the trial.

In addition, we will need to transition successfully at some point from a company with a research and development focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We expect our financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond our control. Accordingly, you should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

We may not realize the expected benefits from our recent business restructuring and workforce reduction and we may incur additional costs implementing it or other difficulties.

In August 2024, we announced a business restructuring plan and implemented a workforce reduction. The objective of these initiatives is to focus the organization and our resources on product candidates and development compounds to treat Chagas diseases, NTM, melioidosis, other infectious diseases, and oncology. We believe these changes were needed to streamline our organization and reallocate our resources in light of the results of the Phase 2 portion of our Phase 2/3 clinical trial evaluating our initial product candidate, epetraborole, in patients with treatment-refractory MAC lung disease, and our decision to discontinue our development efforts with respect to epetraborole in that treatment-refractory patient population.

However, the changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our product candidate development roadmap, and results of operations or financial condition. As a result of the reduction-in-force, we estimate that we will incur aggregate charges of approximately $2.0 to $3.0 million, including severance and other employee termination-related expenses.

We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with, the revised business strategy and reduction in workforce. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees.

We may also discover that the reductions in workforce and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our pursuit of any of our new goals. Our failure to successfully accomplish any of the above activities and goals may have a negative impact on our business, financial condition, results of operations and growth prospects.

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

We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

•
the timing, progress, and results of our ongoing and future clinical trials of our product candidates;
•
the costs, timing and outcome of regulatory review of any of our product candidates that may complete clinical development;
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
•
the costs and timing of future commercialization activities, including product manufacturing, marketing, sales, and distribution, for any product candidates that receive regulatory approval;

•
the pricing and revenue, if any, received from commercial sales of any product candidates that receive regulatory approval;
•
the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights, and defending any intellectual property-related claims;
•
the costs of operating as a public company; and
•
the extent to which we acquire or in-license other product candidates and technologies.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of drugs that we do not expect to be commercially available for several years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or altogether cease our research and development programs or any future commercialization efforts.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or to any of our product candidates.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or any product candidates, or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our development of our product candidates or future commercialization efforts or grant rights to a third party to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Risks Related to the Development of Our Product Candidates

If we do not obtain regulatory approval for and successfully commercialize any of our product candidates, or if we experience significant delays in doing so, we may never become profitable.

We currently have no products approved for sale and have historically invested a significant portion of our efforts and financial resources on the development of our initial product candidate, epetraborole, as a treatment for treatment-refractory MAC lung disease. Although we have now discontinued our development efforts with respect to epetraborole in the treatment-refractory MAC population studied in the EBO-301 trial, our business remains heavily dependent on the successful development, regulatory approval, and, if approved, commercialization of our product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and other comparable foreign regulatory authorities.

Before obtaining regulatory approvals for the commercial sale of any product candidates, we must demonstrate through preclinical and nonclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage during our nonclinical studies, clinical trials or drug product manufacturing process. These delays or failures could be caused by a variety of factors, including but not limited to, toxicity, safety, tolerability, efficacy, problems with clinical trial enrollment, drug product availability, stability, and impurity issues related to drug product manufacturing. For example, in August 2024, we announced topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating epetraborole in patients with treatment-refractory MAC lung disease. Although the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these results, we decided to terminate the trial and will determine next steps for this indication based upon further analysis of data from the trial.

Failure to obtain regulatory approval for our product candidates in the United States or other territories will prevent us from commercializing and marketing such product candidates. The success of our product candidates will depend on several additional factors, including:

•
successful and timely completion of preclinical and nonclinical studies and requisite clinical trials;
•
performing preclinical studies and clinical trials in compliance with the FDA or any comparable regulatory authority requirements;
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
•
obtaining and maintaining patent, trademark and trade secret protection, and regulatory exclusivity for our product candidates;
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

If we do not achieve these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.

We may not be successful in our efforts to build a pipeline of product candidates.

A key element of our strategy is to develop our AN2 drug discovery platform, build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of Chagas disease, NTM, melioidosis, other infectious diseases, and in oncology. We may not be able to develop product candidates that are safe and effective for any proposed use. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, as a result of significant safety, tolerability and other negative characteristics or limitations that may prevent successful regulatory approval or limit market acceptance or reimbursements from third-party payors. If we do not successfully develop and commercialize epetraborole and/or any other product candidates, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect the trading price of our common stock.

There can be no assurance that the clinical trials we conduct will be sufficient for product approval.

Prior to marketing any product candidate in the United States, we must demonstrate that such product candidate is safe and provide substantial evidence of effectiveness for its intended uses. The FDA has generally interpreted the “substantial evidence” requirements as requiring sponsors to conduct two adequate and well-controlled Phase 3 clinical trials. However, in some circumstances, the FDA may conclude that substantial evidence of efficacy has been demonstrated through the conduct of one adequate and well-controlled clinical trial, plus confirmatory evidence (whether obtained prior to or after such trial). Regardless of the clinical development plans we decide to pursue with respect to our product candidates, there can be no assurance that the FDA will not require additional clinical trials for approval of such product candidates beyond the trials that we currently plan to conduct, even if we successfully complete the trial and believe the results are sufficiently positive.

As a company, we have limited experience designing and conducting clinical trials in the United States or other geographies and may be unable to design and execute a clinical trial to support regulatory approval. In addition, the design and results of our clinical trials may not be sufficient to support approval, since factors such as an inappropriate dosage or flaws in the design of a clinical trial may not become apparent until the clinical trial is in progress or data are available.

There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. For example, in August 2024, we announced topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating epetraborole in patients with treatment-refractory MAC lung disease. Although the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these results, we decided to terminate the trial and will determine next steps for this indication based upon further analysis of data from the trial.

If clinical trials of our product candidates fail to demonstrate safety and/or efficacy of such product candidates to the satisfaction of the FDA or other comparable regulatory authorities, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

We may not commercialize, market, promote, or sell any product candidate without obtaining regulatory approval from the FDA or other comparable regulatory authorities, and we may never receive such approvals. It is impossible to predict when or if any of our product candidates will be deemed effective or safe in humans and receive regulatory approval. Before obtaining regulatory approval from regulatory authorities for the sale of any of our product candidates, we must complete preclinical and nonclinical development and conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete, and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. Moreover, preclinical, nonclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical and nonclinical studies and clinical trials have nonetheless failed to obtain regulatory approval of their products. In addition, before we can initiate clinical trials for any product candidates, we must submit the results of preclinical studies to the FDA or comparable foreign regulatory authorities along with other information, including information about product candidate chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission. The FDA or comparable foreign regulatory authorities may require us to conduct additional preclinical studies for any product candidate before it allows us to initiate clinical trials under any IND or similar regulatory submission, which may lead to delays and increase the costs of our preclinical development programs.

We may experience numerous unforeseen events prior to, during, or as a result of, clinical trials that could delay or prevent our ability to receive regulatory approval or commercialize any of our product candidates, including, but not limited to:

•
we may be unable to generate sufficient preclinical, toxicology or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
the FDA or other comparable regulatory authorities may disagree as to the design or implementation of our clinical trials, which may result in changes to our planned clinical trial design and potential target clinical outcomes;
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
•
clinical trials for our product candidates may produce negative or inconclusive results;
•
we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•
enrollment in clinical trials may be slower than we anticipate, participants may drop out of these clinical trials at a higher rate than we anticipate, we may fail to recruit suitable patients to participate in a trial, or the number of patients required for clinical trials of our product candidates may be larger than we anticipate;
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
•
we may lack adequate funding to complete a clinical trial, or the cost of clinical trials of our product candidates may be greater than we anticipate;
•
the FDA or other comparable regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with whom we enter into agreements for clinical and commercial supplies;
•
the supply or quality of our product candidates or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate;
•
serious adverse events may occur in trials of the same class of agents conducted by other companies that could be considered similar to our product candidates;
•
our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the clinical trials; and
•
the approval policies or regulations of the FDA or other comparable regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

If we are required to conduct additional clinical trials or other testing of any of our product candidates beyond the studies that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of our product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns observed in these trials or tests, we may:

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

We cannot predict whether or when bacteria may develop resistance to any of our antibacterial product candidates, which could affect the revenue potential of our product candidates.

We are developing certain of our product candidates to treat bacterial infections. The bacteria responsible for these infections evolve quickly and may develop antibiotic resistance caused by spontaneous mutations in the genes encoding the cellular target of the antibiotic. In some cases, resistance mechanisms can be transferred within and between bacterial species. Prescription or use of our product candidates, if approved, could depend on the type and rate of resistance of the targeted bacteria. Although we do intend to analyze the potential of emergence of resistance to our product candidates and only select those that we believe have low resistance potential, we cannot predict whether or when bacterial resistance may develop. Such bacterial resistances, if and when identified, could adversely affect the conduct or results of our clinical trials, and could adversely affect the market potential of the product candidate, if approved. The growth of drug-resistant infections in community settings or in countries with poor public health infrastructures, or the potential use of any product candidates outside of controlled hospital settings, could contribute to the rise of resistance.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial potential, or result in significant negative consequences following any potential regulatory approval.

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

Additional adverse events may emerge (along with additional data further defining previously identified risks) in any ongoing or subsequent clinical trials and there may be unforeseen serious adverse events or side effects that differ from those seen in studies completed to date. It is possible that as we test our product candidates in larger, longer and more extensive clinical programs, or as use of such product candidates becomes more widespread, if they receive regulatory approval, subjects will report illnesses, injuries, discomforts and other adverse events that were not observed in earlier trials, as well as conditions that did not occur or went undetected in previous trials. Many times, side effects are only detectable after investigational drugs are tested in large-scale clinical trials or, in some cases, after they are made available to patients on a commercial scale after approval. If additional clinical experience indicates that any of our product candidates has unexpected side effects or causes serious or life-threatening side effects, the development of the product candidate may fail or be delayed, or, if the product candidate has received regulatory approval, such approval may be revoked, which would harm our business.

Even if we believe our product candidates demonstrate clinical efficacy, any unacceptable adverse side effects or toxicities, when administered in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval or limit market acceptance if ultimately approved.

Moreover, if we elect, or are required, to delay, suspend or terminate any clinical trial of any of our product candidates, the commercial prospects of such product candidate may be harmed and our ability to generate revenue through its sale may be delayed or eliminated. Any of these occurrences may significantly harm our business.

Additionally, if any of our product candidates receive regulatory approval, regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication, or the adoption of a REMS program to ensure that the benefits outweigh its risks, which may include, among other things, a medication guide outlining the risks of the drug for distribution to patients and a communication plan to health care practitioners. Furthermore, if we or others later identify undesirable side effects caused by any product candidates, several potentially significant negative consequences could result, including:

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

Although a substantial amount of our effort will focus on potential clinical testing and potential regulatory approval of our current and future product candidates, including the development of AN2-502998, a boron-based small molecule therapeutic candidate, for the treatment of Chagas disease, epetraborole for NTM or melioidosis, and other development compounds, an element of our strategy is to discover, develop and commercialize a portfolio of product candidates to treat diseases with high unmet need. We are seeking to do so by utilizing our targeted-design AN2 drug discovery platform, which uses bacterial genomics and state-of-the-art molecular and dynamic models to design active new compounds that target known mechanisms. We focus our clinical development on pathogens, drug targets, and patients with high, unmet medical needs to leverage the development and regulatory paths available for first-in-class or best-in-class therapeutics. Research efforts to identify and develop product candidates require substantial technical, financial, and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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
•
a product candidate may not be accepted as safe, tolerable and effective by patients, the medical community or third-party payors, if applicable; and
•
the FDA or other regulatory authorities may not approve or agree with the intended use of a new product candidate.

If we fail to develop and successfully commercialize our product candidates, our business and future prospects may be harmed and our business will be more vulnerable to any problems that we encounter in developing and commercializing our product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our clinical development activities and receipt of necessary regulatory approvals could be delayed or prevented.

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of our clinical trials will depend, in part, on the speed at which we can recruit patients to participate in our trials, as well as completion of required follow-up periods. We may not be able to initiate, continue or complete clinical trials of any product candidates that we develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials, as required by the FDA or other comparable regulatory authorities. We have limited experience enrolling patients in our clinical trials and cannot predict how successful we will be in enrolling patients in future clinical trials.

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

In particular, we may face delays and difficulties in enrollment in our planned trials of certain of our product candidates because Chagas disease and certain other conditions we may target include rare diseases (i.e., the size of the targeted patient population is small). Because of this, we may experience difficulties in recruiting sufficient patients into certain of our planned clinical trials.

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

Risks Related to Our Dependence on Third Parties

We rely on third parties to conduct our preclinical and nonclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, comply with applicable regulatory requirements or meet expected deadlines, our development programs and our ability to seek or obtain regulatory approval for or commercialize our product candidates may be delayed.

We are dependent on third parties to conduct our clinical trials, nonclinical studies and preclinical studies. Specifically, we have engaged CROs and consultants to conduct our ongoing and planned preclinical and nonclinical studies and clinical trials, in each case in accordance with trial protocols and regulatory requirements. We also expect to engage CROs for any of our other product candidates that may progress to clinical development. We expect to rely on CROs, as well as other third parties, such as clinical data management organizations, medical institutions, and clinical investigators, to conduct those preclinical and nonclinical studies, clinical trials, and manufacture of our clinical trial material. Currently, we rely on single source third-party research institutions, laboratories, clinical research and manufacturing organizations for research and development. Agreements with such third parties might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, or fail to enter into alternative arrangements in a timely manner, our product development activities would be delayed.

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

There is no guarantee that any of our CROs, investigators or other third parties will devote adequate time and resources to such trials or studies or perform as contractually required. If any of these third parties fails to meet expected deadlines, adhere to our clinical protocols or meet regulatory requirements, or otherwise perform in a substandard manner, our clinical trials may be extended, delayed or terminated. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates and will not be able to, or may be delayed in our efforts to, successfully commercialize such product candidates.

In addition, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection by the FDA of any NDA we submit. Any such delay or rejection could prevent us from commercializing our product candidates.

We also expect to rely on other third parties to store and distribute product supplies for our clinical trials. Any performance failure or regulatory noncompliance on the part of our distributors could delay clinical development or regulatory approval of our product candidates or commercialization of such product candidates, resulting in additional losses and depriving us of potential product revenue.

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

We do not currently have any agreements with third-party manufacturers for the long-term commercial supply of any of our product candidates. In the future, we may be unable to enter into agreements with third-party manufacturers for commercial supplies of such product candidates or may be unable to do so on acceptable terms.

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

Our product candidates may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

If the third parties that we engage to supply any materials or manufacture product for our preclinical and nonclinical studies and clinical trials should cease to continue to do so for any reason, we likely would experience delays in advancing these studies and trials while we identify and qualify replacement suppliers, and we may be unable to obtain replacement supplies on terms that are favorable to us. In addition, if we are not able to obtain adequate supplies of our product candidates or the substances used to manufacture them, it will be more difficult for us to develop such product candidates and compete effectively.

Our current and anticipated future dependence upon others for the manufacture of our product candidates may adversely affect our future profit margins and our ability to develop product candidates and commercialize any products that receive regulatory approval on a timely and competitive basis.

Risks Related to the Commercialization of Our Product Candidates

Even if any of our product candidates receives regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.

Even if we obtain approvals from the FDA or other comparable regulatory agencies and are able to initiate commercialization of any of our product candidates, such product candidates may not achieve market acceptance among physicians, patients and third-party payors and, ultimately, may not be commercially successful. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

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

The development and commercialization of new drug products is highly competitive. We face competition from major multi-national pharmaceutical companies, biotechnology companies, specialty pharmaceutical companies and generic drug companies with respect to the product candidates that we intend to develop and commercialize. Potential competitors also include academic institutions, government agencies and other public and private research organizations. If our competitors obtain regulatory approval from the FDA or other comparable regulatory authorities for their product candidates more rapidly than we do, it could result in our competitors establishing a strong market position before we are able to enter the market. Our competitors may also succeed in developing, acquiring or licensing technologies and drug products that are more effective, more effectively marketed and sold, or less costly than any product candidates that we may develop, which could render our product candidate non-competitive and obsolete.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and nonclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do as an organization. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, following the announcement of our Phase 2/3 clinical trial results for epetraborole, we effected a restructuring resulting in the elimination of a significant portion of the workforce and could result in additional unplanned loss of personnel. Continued disruption caused by the transition or by the loss of ongoing services of any qualified scientific and management personnel could delay or prevent the successful development of our current and future product candidates.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any product candidates that we may develop. Our competitors also may obtain approval from the FDA or other comparable regulatory agencies for their product candidates more rapidly than we may obtain approval for ours, which could result in product approval delays if a competitor obtains market exclusivity from the FDA or any comparable regulatory agencies or our competitors establish a strong market position before we are able to enter the market. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic drugs. Additional drugs may become available on a generic basis over the coming years. If any of our product candidates achieve regulatory approval, we expect that they will be priced at a significant premium over competitive generic drugs.

If we are unable to establish sales, marketing and distribution capabilities for our product candidates, or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing our product candidates, if and when they are approved.

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain regulatory approval, we will need to establish a sales and marketing organization or enter into collaboration, distribution and other marketing arrangements with one or more third parties to commercialize such product candidate. In the United States and other key markets, we intend to build a commercial organization to target areas with the greatest incidence of conditions for which we may at some point obtain regulatory approval and recruit experienced sales, marketing and distribution professionals. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. We may decide to work with regional specialty pharmacies, distributors, and/or multi-national pharmaceutical companies to leverage their commercialization capabilities to commercialize any product candidate for which we may obtain regulatory approval outside of the United States.

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

If we are unable to establish our own sales, marketing and distribution capabilities in the United States and other jurisdictions in which any of our product candidates are approved and, instead, enter into arrangements with third parties to perform these services, our revenues and profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. We may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates.

Coverage and adequate reimbursement may not be available for any of our product candidates, which could make it difficult for us to sell profitably, if approved.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any drug that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any drug for which we obtain regulatory approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any drugs that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

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

There are a variety of risks associated with marketing our product candidates internationally, which could affect our business.

We may seek regulatory approval for our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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

We are highly dependent on the management, research and development, financial and business development expertise of Eric Easom, our co-founder, president, and chief executive officer, Sanjay Chanda, Ph.D., our chief development officer, Lucy Day, our chief financial officer, Josh Eizen, J.D., our chief legal officer, and Michael R.K. (Dickon) Alley, Ph.D., our co-founder and head of biology, as well as the other members of our research, development, and business teams. Each may terminate employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

Our limited personnel and resources may result in greater workloads for our employees compared to those at companies with which we compete for personnel, which may lead to higher levels of employee dissatisfaction and turnover. Recruiting and retaining qualified research, development, and business personnel and, if we progress the development of our product candidates, commercialization, manufacturing, and sales and marketing personnel, will be critical to our success. The loss of the services of our executive officers or other key employees could impede the achievement of our research, development, and commercialization objectives and seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time because of the limited number of individuals in our industry with the breadth of skills and experience required to successfully develop, gain regulatory approval of and commercialize our product candidates. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of research and development personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may have commitments under consulting or advisory contracts with other entities that may limit their availability to us. If we are unable to continue to attract and retain high-quality personnel, our ability to pursue our growth strategy will be limited.

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

We have identified material weaknesses in our internal control over financial reporting. Due to our failure to maintain effective internal control over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our business.

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

We cannot assure you that there will not be future material weaknesses in our internal control over financial reporting in the future. The failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. These identified material weaknesses, or any additional material weaknesses, in our internal control over financial reporting may cause investors to lose confidence in the accuracy and completeness of our financial reports and/or cause the market price of our common stock to decline, and we could be subject to sanctions or investigations by Nasdaq Stock Market LLC, the Securities and Exchange Commission, or SEC, or other regulatory authorities. Failure to remediate material weaknesses in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If in the future, we need to expand our research, development, and business capabilities and implement sales, marketing, and distribution capabilities, we may encounter difficulties in managing such growth, which could disrupt our operations.

Although we recently announced a restructuring to reduce our workforce by approximately 50%, if the development of our product candidates progresses, we may experience growth in the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage any such growth, we will need to implement and improve our managerial, operational, and financial systems, expand our facilities and recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage such an expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may also lead to significant costs and may divert our management and research and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our technology, or for our product candidates, or if the scope of the patent and other intellectual property protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and drugs similar or identical to ours, and our ability to successfully commercialize our technology and product candidates may be impaired.

We do not own any issued patents and we in-license patents and patent applications for our product candidates, and our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates. We seek to protect our proprietary position by in-licensing intellectual property relating to our product candidates including patent applications in the United States and abroad related to our technology and product candidates that are important to our business. If we or our licensors do not adequately protect the intellectual property we in-license or own, competitors may be able to use our technologies and erode or negate any competitive advantage that we may have, which could harm our business and ability to achieve profitability. To protect our proprietary positions, we and our licensors file patent applications in the United States and abroad related to our novel technologies and product candidates that are important to our business. The patent application and prosecution process is expensive and time-consuming. We and our current licensors and licensees, or any future licensors and licensees, may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We or our current licensors and licensees, or any future licensors or licensees may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection, or fail to continue to prosecute patents relating to our product candidates. Therefore, these and any of our in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our licensors’ patents or our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If our current licensors and licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. We cannot predict whether the patent applications we and our licensors or licensees are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. If there are material defects in the form or preparation of our or our licensors’ patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how, and we may not be able to prevent such competitors from commercializing such equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and has been the subject of much litigation in recent years. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds and technologies commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Furthermore, recent changes in patent laws in the United States, including the America Invents Act of 2011, and future changes in patent laws in or outside the United States may affect the scope, strength and enforceability of our patent rights or the nature of proceedings that may be brought by us related to our patent rights.

We may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we in-license or own, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty. Moreover, we or our licensors may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”), or become involved in opposition, derivation, reexamination, inter partes review, or interference proceedings, in the United States or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates, and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights.

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

Our rights to develop and commercialize our technology and our other product candidates are subject, in large part, to the terms and conditions of licenses granted to us by others, such as Anacor. If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products, technology, or data from third parties, we could lose such rights that are important to our business.

For certain product candidates, we rely on licenses to certain patent rights and other intellectual property that are important or necessary to the development of these compounds. For example, we depend on a license agreement from Anacor, a biopharmaceutical company that originally developed epetraborole and is currently a wholly-owned subsidiary of Pfizer. Additionally, we have licensed our rights under the Anacor agreement in China, Hong Kong, Taiwan and Macau to Brii Biosciences.

Anacor has relied upon, and any future licensors may have relied upon, third-party companies, consultants or collaborators, or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. We have sublicensed certain patents from Anacor that are owned, maintained and prosecuted by GSK. If third-party companies such as GSK fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize our product candidates that are the subject of such licensed rights could be adversely affected. Further, we rely upon Anacor’s compliance with its license agreement with GSK to maintain our sublicense to such patents owned by GSK, and any termination of Anacor’s license agreement with GSK could result in us losing our license to epetraborole. Further development and commercialization of our product candidates may require us to enter into additional license or collaboration agreements. Our future licenses may not provide us with exclusive rights to use the licensed patent rights and other intellectual property, or may not provide us with exclusive rights to use such patent rights and intellectual property in all relevant fields of use and in all territories in which we wish to develop or commercialize our product candidates in the future.

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

Competitors or other third parties may infringe, misappropriate or otherwise violate our in-licensed issued patents or other intellectual property we may own. To counter such infringement, misappropriation or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against third parties could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their patents, trademarks, copyrights or other intellectual property. In addition, our in-licensed patents may become involved in inventorship or priority disputes. Third parties may raise challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in derivation, revocation, reexamination, post-grant review (“PGR”), inter partes review (“IPR”), interference proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings challenging any patents that we may own or in-license. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our potential future owned patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, invalidate, or render unenforceable, our potential future owned patents or licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights In a patent infringement proceeding, there is a risk that a court will decide that a patent we in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents are upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our in-licensed patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our in-licensed patents could limit our ability to assert our in-licensed patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, in the future, we expect to rely on trademarks to distinguish our product candidates that are approved for marketing, if any, and if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our proprietary chemistry technology without infringing, misappropriating or otherwise violating the intellectual property of third parties. Numerous third-party U.S. and non-U.S. issued patents exist in the area of antibacterial treatment, including compounds, formulations, treatment methods, and synthetic processes that may be applied towards the synthesis of antibiotics. If any such patents of third parties cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned.

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

If we are found to have infringed, misappropriated, or otherwise violated any third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing, or commercializing our product candidates. Alternatively, we may be required to obtain a license from such third party in order to use technology and continue developing, manufacturing or marketing product candidates that infringe or violate such third party’s intellectual property. However, we may not be able to obtain any such required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We may also be required to pay substantial ongoing royalty or license payments or fees or comply with other unfavorable terms. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative effect on our business. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. During the course of litigation, there could be public announcements or the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business and could cause the market price of our common stock to decline. Any of the foregoing arising from uncertainty in legal proceedings could materially and adversely impact our business, financial condition, results of operations and growth prospects.

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

If we fail in prosecuting or defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A court could prohibit us from using technologies or features that are essential to our product candidates if such technologies or features are found to incorporate or be derived from the trade secrets or other proprietary information of the former employers. Even if we are successful in prosecuting or defending against such claims, litigation could result in substantial costs and could be a distraction to management. In addition, any litigation or threat thereof may adversely affect our ability to hire employees or contract with independent service providers. Moreover, a loss of key personnel or their work product could hamper or prevent our ability to commercialize our product candidates. Any of the foregoing could have a material adverse impact on our business, financial condition, results of operations and growth prospects.

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

In addition, any proprietary name we propose to use with any product candidate in the United States must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively and our business, financial condition, results of operations and growth prospects may be adversely affected.

If we are unable to protect the confidentiality of our proprietary information, know-how and trade secrets, the value of our product candidates could be adversely affected and our business and competitive position would be harmed.

In addition to seeking patent protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, these agreements may be inadequate to protect our proprietary and intellectual property rights. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. In addition, we may not be able to obtain adequate remedies for any such breaches. Although we use reasonable efforts to protect this proprietary information and technology, we also cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information, know-how, trade secrets or other proprietary information or each individual who has developed intellectual property on our behalf. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, distracting to management, and time-consuming, and the outcome is unpredictable and varied depending on the jurisdiction. In addition, some courts inside and outside the United States, in countries in which we operate or intend to operate, are less willing, or unwilling, to protect trade secrets, know-how and other proprietary information. Any claims or litigation could cause us to incur significant expenses. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources.

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

Competitors may use our technologies in jurisdictions where we or our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our preclinical programs. Our in-licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, import, export and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable foreign regulatory authorities, with regulations differing from country to country. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We currently do not have any products approved for sale in any jurisdiction. For example, we are not permitted to market any product candidate in the United States until we receive regulatory approval of an NDA from the FDA. We as a company only have limited experience in filing and supporting the applications necessary to gain regulatory approvals and may rely on third-party contract research organizations to assist us in this process.

Approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development. For instance, changes to leadership and the reorganization and rededication of critical resources at the FDA and within similar governmental health authorities across the world, may impact the ability of new products and services from being developed or commercialized in a timely manner. Regulations and requirements vary among jurisdictions, including in Japan and Europe. We have not obtained regulatory approval for any product candidate, and it is possible that our product candidates will never obtain regulatory approval.

We have not sought or obtained regulatory approval for any product candidate, and it is possible that any product candidates we may seek to develop will never obtain regulatory approval. In order to obtain approval to commercialize a product candidate in the United States or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the nonclinical or clinical data for a product candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates or require us to conduct additional nonclinical or clinical testing or abandon a program for many reasons, including:

•
disagreement with the design or implementation of our clinical trials;

•
negative or ambiguous results from our clinical trials or results that may not meet the level of statistical significance required by the FDA or comparable foreign regulatory agencies for approval;
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

As part of our business strategy, we intend to seek orphan drug designation, where applicable, from the FDA and orphan medicinal product designation from the European Commission; however, we may not be able to obtain or maintain this status for our product candidates. There can be no assurance that any regulatory authority will grant any orphan drug designations.

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

More than one product may be approved by the FDA for the same orphan disease or condition, as long as the products are different drugs, as determined by the FDA. As a result, if any of our product candidates is approved by the FDA and receives orphan drug exclusivity, absent other applicable exclusivities, the FDA can still approve other drugs for use in treating the same indication or disease, which could create a more competitive market for us. The failure to successfully obtain orphan drug exclusivity would adversely affect our business.

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

Failure to obtain regulatory approval in foreign jurisdictions would prevent our product candidates from being marketed in these territories. Any approval we are granted for our product candidates in the United States would not assure approval of such product candidates in foreign jurisdictions.

In order to market and sell our product candidates in Japan, the European Union, United Kingdom, other areas of Asia, Australia, and any other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain approval from the FDA. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining approval from the FDA. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and data from clinical studies approved by the FDA may not be accepted by foreign regulatory agencies, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing authorization and may not receive necessary approvals to commercialize our product candidates in any market.

Even if we obtain regulatory approvals for our product candidates, the terms of approvals and ongoing regulation of such product candidates may limit how we manufacture and market the product candidates and compliance with such requirements may involve substantial resources, which could materially impair our ability to generate revenue.

Even if regulatory approval of any of our product candidates is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, including with respect to the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials, In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements including ensuring that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP.

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

We are exposed to the risk of employee fraud or other misconduct or failure to comply with applicable regulatory requirements. Misconduct, errors, or omissions by employees and independent contractors, such as principal investigators, CROs, consultants, commercial partners, and vendors, could include failures to comply with regulations of the FDA and other comparable regulatory authorities, to provide accurate information to such regulators, to comply with manufacturing standards we have established, to comply with healthcare fraud and abuse laws, to report financial information or data accurately, to disclose unauthorized activities to us, or to comply with requirements of government contracts (e.g., the September 2022 NIAID contract). In particular, sales, marketing, and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing, and promotion, sales commission, customer incentive programs, and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits, and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment, or restructuring of our operations, any of which could adversely affect our ability to operate.

If we successfully commercialize any of our product candidates, failure to comply with our reporting and payment obligations under U.S. governmental pricing programs could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

Changes in healthcare policies, laws, and regulations may impact our ability to obtain approval for, or commercialize our product candidates, if approved.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. On August 29, 2023 HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Outside of the United States, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

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

We may engage third parties to sell any approved product candidates outside the United States, to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract, and fraud litigation, reputational harm, and other consequences.

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

In addition, some of these persons or entities may have interests different than yours. For example, because many of these stockholders purchased their shares at prices substantially below the price at which shares were sold in our IPO and recent financings and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

Our management will have broad discretion in the application of our cash, and could spend our cash in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could have a negative impact on our business, cause the price of our common stock to decline, and delay the development of our pipeline programs as well as commercial preparedness.

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
•
changes or developments in laws or regulations applicable to our product candidates;
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

•
general economic, political, and market conditions and overall fluctuations in the financial markets in the United States or other countries where we conduct critical business;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On March 24, 2022, our registration statement on Form S-1 (File No. 333-263295) was declared effective by the SEC for our IPO. There has been no material change in the use of proceeds from our IPO as described in our final prospectus dated March 24, 2022 pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended June 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibit

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41331	3.1	June 24, 2024
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of June 30, 2024 and December 31, 2023; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2024 and 2023; (iv) the Condensed Statements of Stockholders' Equity for the three and six months ended June 30, 2024 and 2023; (vi) the Condensed Statements of Cash Flows for the six months ended June 30, 2024 and 2023; (vii) Notes to Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 13, 2024.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)