Form 10-Q
period 2024-09-30
AN2 Therapeutics, Inc.
filed 2024-11-13
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 6, 2024, the registrant had 29,878,890 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$33,504	$15,647
Short-term investments	59,922	91,648
Prepaid expenses and other current assets	4,263	3,212
Total current assets	97,689	110,507
Long-term investments	—	27,194
Other assets, long-term	—	1,043
Total assets	$97,689	$138,744
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,711	$2,676
Accrued compensation	2,110	4,018
Accrued liabilities	4,921	6,681
Other current liabilities	1,275	668
Total current liabilities	10,017	14,043
Total liabilities	10,017	14,043
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at September 30, 2024 and December 31, 2023, respectively; no shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at September 30, 2024 and December 31, 2023; 29,868,583 and 29,741,445 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	285,814	278,881
Accumulated other comprehensive gain	112	275
Accumulated deficit	(198,254)	(154,455)
Total stockholders’ equity	87,672	124,701
Total liabilities and stockholders’ equity	$97,689	$138,744

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$8,287	$14,429	$35,091	$39,952
General and administrative	3,484	3,751	10,856	10,868
Restructuring charges	2,243	—	2,243	—
Total operating expenses	14,014	18,180	48,190	50,820
Loss from operations	(14,014)	(18,180)	(48,190)	(50,820)
Other income, net	1,267	1,473	4,391	2,986
Net loss attributable to common stockholders	$(12,747)	$(16,707)	$(43,799)	$(47,834)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.65)	$(1.47)	$(2.22)
Weighted-average number of shares used in computing net loss per share, basic and diluted	29,841,169	25,645,421	29,809,839	21,532,537
Other comprehensive loss:
Unrealized gain (loss) on investments	139	(3)	(163)	252
Comprehensive loss	$(12,608)	$(16,710)	$(43,962)	$(47,582)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	29,741,445	$—	$278,881	$275	$(154,455)	$124,701
Issuance of common stock under the ESPP	45,288	—	124	—	—	124
Issuance of common stock upon exercise of stock options	28,930	—	225	—	—	225
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	2,385	—	—	2,385
Unrealized loss on available-for-sale investments	—	—	—	(222)	—	(222)
Net loss	—	—	—	—	(16,617)	(16,617)
Balances at March 31, 2024	29,815,663	—	281,616	53	(171,072)	110,597
Vesting of early exercised stock options	—	—	1	—	—	1
Issuance of common stock upon release of restricted stock units	13,377	—	—	—	—	—
Stock-based compensation	—	—	2,271	—	—	2,271
Unrealized loss on available-for-sale investments	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(14,435)	(14,435)
Balances at June 30, 2024	29,829,040	—	283,888	(27)	(185,507)	98,354
Issuance of common stock under the ESPP	25,412	—	23	—	—	23
Vesting of early exercised stock options	—	—	1	—	—	1
Issuance of common stock upon release of restricted stock units	14,131	—	—	—	—	—
Stock-based compensation	—	—	1,902	—	—	1,902
Unrealized gain on available-for-sale investments	—	—	—	139	—	139
Net loss	—	—	—	—	(12,747)	(12,747)
Balances at September 30, 2024	29,868,583	$—	$285,814	$112	$(198,254)	$87,672

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	19,402,658	$—	$185,469	$(374)	$(89,723)	$95,372
Issuance of common stock under the ESPP	23,794	—	199	—	—	199
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation	—	—	2,068	—	—	2,068
Unrealized gain on available-for-sale investments	—	—	—	199	—	199
Net loss	—	—	—	—	(15,323)	(15,323)
Balances at March 31, 2023	19,426,452	—	187,738	(175)	(105,046)	82,517
Issuance of common stock in the “at-the-market” offering, net of commissions and offering costs of $0.9 million	2,502,000	—	19,050	—	—	19,050
Vesting of early exercised stock options	—	—	2	—	—	2
Stock-based compensation	—	—	1,943	—	—	1,943
Unrealized gain on available-for-sale investments	—	—	—	56	—	56
Net loss	—	—	—	—	(15,804)	(15,804)
Balances at June 30, 2023	21,928,452	—	208,733	(119)	(120,850)	87,764
Issuance of common stock in the Underwritten Offering, net of underwriters' commission and offering costs of $4.5 million	7,777,778	—	65,479	—	—	65,479
Issuance of common stock under the ESPP	20,215	—	167	—	—	167
Issuance of common stock upon exercise of stock options	15,000	—	99	—	—	99
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	2,169	—	—	2,169
Unrealized loss on available-for-sale investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(16,707)	(16,707)
Balances at September 30, 2023	29,741,445	$—	$276,648	$(122)	$(137,557)	$138,969

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows used in operating activities
Net loss	$(43,799)	$(47,834)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,558	6,180
Non-cash operating lease expense	—	53
Net accretion of discount on investments	(2,712)	(1,549)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8)	(405)
Accounts payable	(965)	2,660
Accrued compensation	(1,908)	28
Accrued liabilities	(1,760)	3,727
Operating lease liabilities	—	(53)
Other current liabilities	610	973
Net cash used in operating activities	(43,984)	(36,220)
Cash flows from investing activities
Purchases of investments	(22,371)	(112,348)
Maturities of investments	83,840	68,650
Net cash provided by (used in) investing activities	61,469	(43,698)
Cash flows from financing activities
Proceeds from issuance of common stock from the Underwritten Offering, net of commissions and offering expenses	—	65,800
Proceeds from issuance of common stock from the "at-the-market" offering, net of commissions and offering expenses	—	19,050
Proceeds from issuance of common stock under the ESPP	147	366
Proceeds from exercise of stock options	225	99
Net cash provided by financing activities	372	85,315
Net increase in cash and cash equivalents	17,857	5,397
Cash and cash equivalents at the beginning of the period	15,647	27,219
Cash and cash equivalents at the end of the period	$33,504	$32,616
Supplemental disclosure of noncash financing items
Deferred offering costs included in accounts payable and accrued liabilities	$—	$321

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from its boron chemistry platform. AN2 has a pipeline of boron-based compounds in development for Chagas disease, non-tuberculous mycobacterial (“NTM”), and melioidosis, along with early-stage programs focused on targets in infectious diseases and oncology. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

Since launching operations in November 2019, the Company has devoted substantially all of its resources to performing research and development activities, including with respect to its initial product candidate, epetraborole, and other product candidates, business planning and restructuring, hiring personnel, raising capital, and providing general and administrative support for these operations.

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

At-The-Market Offering

On April 6, 2023, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC as the Company’s sales agent (“Agent”) to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the nine months ended September 30, 2024.

Underwritten Offering

On August 15, 2023, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Cowen and Company, LLC, Leerink Partners LLC and Evercore Group L.L.C., as representatives of several underwriters, to issue and sell 7,777,778 shares of common stock at an offering price of $9.00 per share, resulting in net proceeds of $65.5 million, after deducting commissions and other offering costs (the “Underwritten Offering”).

Note 2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of September 30, 2024, the condensed statements of operations and comprehensive loss and the condensed statements of stockholders’ equity for the three and nine months ended September 30, 2024 and 2023, and the condensed statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2024, the results of its operations for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 29, 2024.

Risks and Uncertainties

Liquidity

Prior to the IPO, the Company’s operations had historically been financed through the issuance of redeemable convertible preferred stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the nine months ended September 30, 2024 and 2023, the Company incurred a net loss of $43.8 million and $47.8 million, respectively, and had cash flows used in operating activities of $44.0 million and $36.2 million, respectively. The Company has an accumulated deficit of $198.3 million and $154.5 million as of September 30, 2024 and December 31, 2023, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidate currently in development.

As of September 30, 2024, the Company had cash, cash equivalents, and investments of $93.4 million. Management believes that its cash, cash equivalents, and investments as of September 30, 2024 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial and material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value. As of September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents of $33.5 million and $15.6 million, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company had investments of $59.9 million and $118.8 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. In March 2023, one of the financial institutions utilized by the Company was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Through September 30, 2024, the Company had no off-balance sheet concentrations of credit risk.

Government Contract

In September 2022, the Company received a cost-reimbursement contract award under which the Company is eligible to receive up to $17.8 million from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) to support preclinical, Phase 1 studies and other activities to enable advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. This project will be funded in whole or in part with Federal funds from the NIAID, National Institutes of Health, Department of Health and Human Services, under Contract No. 75N93022C00059. Accounting for this contract does not fall under ASC 606, Revenue from Contracts with Customers, as NIAID will not benefit directly from the advancement of epetraborole. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company applied International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for the NIAID contract payments to the Company. Under IAS 20, government contract proceeds are recognized when there is reasonable assurance the conditions of the contract will be met and the contract funding will be received. For the NIAID contract, this occurs after the qualifying expenses related to the contract have been incurred, or the Company concludes the conditions of the contract have been substantially met. The income related to the reimbursement of operating expenses is then recorded as a reduction of those expenses (see Note 4—Funding Arrangements).

Grant Agreements

In September 2022, the Company entered into a subcontract agreement with the University of Georgia Research Foundation (“UGARF”) to receive up to $1.4 million from the UGARF to support preclinical development of a boron-containing small molecule for Chagas disease.

In September 2023, the Company entered into a grant agreement with the Bill and Melinda Gates Foundation (“BMGF”) to fund up to $1.8 million to generate new boron-based lead compounds with the potential to be developed into drugs that treat tuberculosis (“TB”) and malaria.

In July 2024, the Company entered into an amendment to the 2022 subcontract agreement with the UGARF for additional funding in the amount of $0.2 million.

In September 2024, the Company entered into a second-year continuation grant agreement with BMGF to fund up to $2.0 million to support an early-stage research program focused on delivering novel leads as starting points for new drugs that can be combined to deliver shorter, safer and simpler TB drug regimens.

The Company recognizes grant proceeds in accordance with ASC 958-605, Not-for-Profit Entities - Revenue Recognition, when qualifying costs are incurred and the conditions of the grant agreement have been met. When receipt of grant proceeds is reasonably assured, the Company records a reduction to the research and development expenses incurred and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as a liability and recognized as a reduction to the qualifying research and development expenses incurred (see Note 4—Funding Arrangements).

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the nine months ended September 30, 2024 and 2023, the Company had $0.2 million of net unrealized loss and $0.3 million of net unrealized gain, on available-for-sale investments, respectively.

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

Restructuring Charges

Restructuring charges consist primarily of employee severance payments and other employee termination-related expenses, offset by a reduction in stock-based compensation expense related to consulting agreements entered into with certain terminated employees. The Company records restructuring charges based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements, such as those documented by employment agreements or a pre-existing severance policy, in accordance with ASC 712, Nonretirement Postemployment Benefits. Under ASC 712, liabilities for postemployment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations.

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$12,025	$—	$—	$12,025
Commercial paper	Level 2	9,933	2	—	9,935
Short-term investments:
U.S. Treasury securities	Level 1	31,626	69	—	31,695
Commercial paper	Level 2	17,706	23	—	17,729
U.S. Government agency securities	Level 2	8,498	15	—	8,513
Corporate debt securities	Level 2	1,982	3	—	1,985
Total		$81,770	$112	$—	$81,882

	December 31, 2023
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$4,478	$—	$—	$4,478
Short-term investments:
U.S. Treasury securities	Level 1	15,649	31	—	15,680
U.S. Treasury securities	Level 2	1,247	—	(1)	1,246
Commercial paper	Level 2	41,472	47	(2)	41,517
U.S. Government agency securities	Level 2	19,479	30	(5)	19,504
Asset-backed securities	Level 2	8,770	12	(3)	8,779
Corporate debt securities	Level 2	4,914	8	—	4,922
Long-term investments:
U.S. Treasury securities	Level 1	23,542	131	—	23,673
U.S. Government agency securities	Level 2	3,494	28	(1)	3,521
Total		$123,045	$287	$(12)	$123,320

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in U.S. Treasury securities, commercial paper, U.S. government agency securities, asset-backed securities, and corporate debt securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the nine months ended September 30, 2024.

As of September 30, 2024, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the nine months ended September 30, 2024 and 2023, the Company did not sell any available-for-sale investments.

As of September 30, 2024, the Company’s short-term investments had maturities of less than one year from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses had been recognized as of September 30, 2024 and December 31, 2023. During the nine months ended September 30, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

As of September 30, 2024 and December 31, 2023, the Company had accrued interest receivable of $0.3 million and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the unaudited interim condensed balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. The Company is eligible to receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023 and May 2024, the NIAID exercised two of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million and $3.8 million, respectively, for a cumulative total of $8.8 million. Funding for these options extends the estimated completion of the current contract by 29 months beyond the base period of 18 months to August 2026. As of September 30, 2024, a total of $8.8 million of funding for the 18-month base period plus an additional 29 months for a total of 47 months has been committed.

As of September 30, 2024 and December 31, 2023, the Company had recorded a receivable of $0.7 million and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets. During the three and nine months ended September 30, 2024, the Company recorded $0.7 million of income under the NIAID contract as a reduction in research and development operating expenses. During the three and nine months ended September 30, 2023, the Company recorded zero income under the NIAID contract as a reduction in research and development operating expenses.

UGARF Grant

In September 2022, the Company entered into a subcontract agreement with the UGARF to conduct preclinical activities on behalf of UGARF (“UGARF Agreement”). The UGARF reimburses the Company under an award from Wellcome. The Company is eligible to receive up to $1.4 million from the UGARF to support preclinical development of a boron-containing small molecule for Chagas disease. In July 2024, the Company signed an amendment to the UGARF Agreement for additional funding in the amount of $0.2 million. As of September 30, 2024 and December 31, 2023, the Company had recorded a grant receivable of zero and $0.6 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets. During the three and nine months ended September 30, 2024, the Company recorded income of zero and $0.1 million, respectively, as a reduction in research and development operating expenses under the UGARF Agreement. During the three and nine months ended September 30, 2023, the Company recorded income of $0.4 million and $0.7 million, respectively, as a reduction in research and development operating expenses under the UGARF Agreement.

BMGF Grants

In September 2023, the Company received a cost-reimbursement contract award from the Bill and Melinda Gates Foundation (“2023 BMGF Agreement”) under which the Company was awarded $1.8 million to support the discovery of novel, boron containing small molecules for the treatment of tuberculosis and malaria. The Company is required to apply the funds it receives under the 2023 BMGF Agreement solely toward direct costs related to this research program. The Company received $1.0 million of funding in advance and tracks and reports eligible expenses incurred to the BMGF. In April 2024, the Company received $0.8 million in funding, making the grant fully funded. Any unspent funds and any funds spent that have not yet been incurred are recorded as part of other current liabilities on the balance sheets.

In September 2024, the Company entered into a second-year continuation cost-reimbursement contract award with the Bill and Melinda Gates Foundation (“2024 BMGF Agreement”) under which the Company was awarded $2.0 million to support an early-stage research program focused on delivering novel leads as starting points for new drugs that can be combined to deliver shorter, safer and simpler TB drug regimens. The Company is required to apply the funds it receives under the 2024 BMGF Agreement solely toward direct costs related to this research program. The Company received $1.1 million of funding in advance and tracks and reports eligible expenses incurred to the BMGF. Any unspent funds and any funds spent that have not yet been incurred are recorded as part of other current liabilities on the balance sheets.

As of September 30, 2024 and December 31, 2023, the Company recorded $1.3 million and $0.7 million, respectively, to other current liabilities on the balance sheets. During the three and nine months ended September 30, 2024, the Company recorded income of $0.4 million and $1.3 million, respectively, as a reduction in research and development operating expenses under the 2023 BMGF Agreement. During the three and nine months ended September 30, 2023, the Company recorded income of $24 thousand as a reduction in research and development operating expenses under the 2023 BMGF Agreement.

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

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three and nine months ended September 30, 2024 and 2023. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three and nine months ended September 30, 2024 and 2023.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2024	2023
Accrued research and development-related expenses	$4,838	$6,555
Accrued professional services expenses	47	24
Other	36	102
Total accrued liabilities	$4,921	$6,681

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2024 and December 31, 2023, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

On April 6, 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC as the Company’s Agent, to issue and sell up to an aggregate gross sales of $100.0 million in Shares of the Company’s common stock through the ATM Offering. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the nine months ended September 30, 2024.

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

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of September 30, 2024 and December 31, 2023, consisted of the following:

	September 30,	December 31,
	2024	2023
Stock options, issued and outstanding	4,848,549	3,930,306
Unvested restricted stock units	470,809	—
Stock options, authorized for future issuance	998,888	1,254,721
ESPP, authorized for future issuance	563,731	337,017
Total	6,881,977	5,522,044

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding as of September 30, 2024 and December 31, 2023.

Shareholder Rights Plan

On August 15, 2024, the Company entered into a Rights Agreement between the Company and Equiniti Trust Company, LLC as Rights Agent (as amended from time to time, the “Rights Agreement"), which was previously approved by the Board. In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of the common stock, par value $0.00001 per share, of the Company outstanding at the close of business on August 29, 2024 (the “Record Date”). Each Right entitles the registered holder thereof, after the Rights become exercisable and until August 15, 2025 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, (the “Series A Preferred”), of the Company at a price of $6.50 per one one-thousandth of a share of Series A Preferred, subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement”) and the Rights will expire on August 15, 2025, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. Additional information regarding the Rights Agreement is contained in a Current Report on Form 8-K filed with the SEC on August 19, 2024. The adoption of the Shareholder Rights Plan had no impact on the financial position of the Company.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock units (“RSUs”), performance awards, and other forms of awards to employees, directors, and consultants. As of September 30, 2024, no stock appreciation rights, restricted stock awards or performance awards were issued.

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

Since the date of incorporation and through September 30, 2024, the Company has issued stock options and RSUs to its employees, directors, and consultants. As of September 30, 2024, 998,888 shares of common stock remained available for future issuance under the 2022 Plan.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$796	$1,045	$3,164	$3,113
General and administrative expenses	1,106	1,124	3,394	3,067
Total	$1,902	$2,169	$6,558	$6,180

Stock Option Activity

A summary of the stock option activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,930,306	$10.86	8.14	$37,853
Granted	1,471,199	$2.63
Exercised	(28,930)	$7.78
Forfeited	(524,026)	$8.78
Vested and expected to vest at September 30, 2024	4,848,549	$8.61	6.54	$176
Exercisable as of September 30, 2024	2,773,130	$9.36	5.45	$176

As of September 30, 2024, there was unrecognized stock-based compensation expense of $10.6 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 1.7 years.

Weighted-average grant-date fair value of the options granted during the nine months ended September 30, 2024 was $2.23 per share.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Issued	698,096	$2.73
Vested and released	(27,508)	$2.98
Forfeited	(199,779)	$2.62
Unvested at September 30, 2024	470,809	$2.76

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2024, the number of shares in the ESPP increased by 297,414 shares, representing 1% of the prior year end’s common stock outstanding. As of September 30, 2024, 563,731 shares of common stock remained available for issuance under the ESPP.

During the three and nine months ended September 30, 2024, the Company recognized an insignificant amount and $0.1 million, respectively, in stock-based compensation expense related to the ESPP. During the three and nine months ended September 30, 2023, the Company recognized $0.1 million and $0.2 million in stock-based compensation expense related to the ESPP, respectively.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss attributable to common stockholders	$(12,747)	$(16,707)	$(43,799)	$(47,834)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	29,841,169	25,645,421	29,809,839	21,532,537
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(0.65)	$(1.47)	$(2.22)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2024	2023
Options issued and outstanding	4,848,549	3,821,869
Unvested RSUs	470,809	—
Early exercised common stock subject to future vesting	560	7,295
Total	5,319,918	3,829,164

Note 11. Related Party Transactions

During the nine months ended September 30, 2024 and 2023, the Company had no material related party transactions.

Note 12. Restructuring Charges

On August 8, 2024, the Company announced a reduction of approximately 50% of the Company's workforce, which was approved by the Board in connection with the Company’s planned restructuring following discontinuation of the EBO-301 study and to further extend the Company’s operating capital. In connection with the workforce reduction, the Company recognized severance and other charges of $2.2 million for each of the three and nine months ended September 30, 2024, primarily consisting of $2.6 million related to severance payments and other employee termination-related expenses, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for consulting agreements entered into with certain terminated employees. The severance and other charges were recorded to restructuring charges on the condensed statements of operations and comprehensive loss. The Company expects that the workforce reduction will be substantially complete by the end of 2024. Cash payments of $2.1 million were made in the three and nine months ended September 30, 2024. As of September 30, 2024, the Company accrued $0.5 million under accrued compensation on the condensed balance sheet related to unpaid severance liabilities which are expected to be paid in the first quarter of 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2024 and results of operations for the three and nine months ended September 30, 2024 and 2023 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2023. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from our boron chemistry platform. AN2 has a pipeline of boron-based compounds in development for Chagas disease, non-tuberculous mycobacterial (“NTM”) and melioidosis, along with early-stage programs focused on targets in infectious diseases and oncology.

Since launching operations in November 2019, we have devoted substantially all of our R&D resources to developing our initial product candidate, epetraborole, which we are developing for treatment-refractory Mycobacterium avium complex (“MAC”) lung disease, a form of NTM lung disease. On August 8, 2024, we announced topline results from the Phase 2 part of the EBO-301 Phase 2/3 study evaluating epetraborole on top of optimized background regimen (“OBR”) in treatment-refractory MAC lung disease. The Phase 2 part of the study met its primary objective of demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19). Sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Epetraborole was generally well tolerated in the trial.

After announcing these results, we commenced further review of the Phase 2 data to determine the best path forward for this program. To date, we have identified nominally statistically significant outcomes in two patient-reported-outcome (PRO) analyses that suggest clinical improvement in epetraborole patients over placebo patients. The first—a prespecified secondary endpoint of the Quality of Life (Bronchiectasis) (QoL-B) PRO—indicates that patients on epetraborole showed statistically significant symptom improvement when calculated using its least squares mean (LSM) method. Of note, this is the same endpoint Insmed, Inc. recently announced as the primary endpoint in its ENCORE Phase 3 trial for treatment-naïve MAC. The second—a post-hoc LSM calculation of the MACrO2 PRO results—also showed statistically significant clinical symptom improvement in epetraborole patients vs. placebo. We believe these two findings provide potential clinical proof of concept and that improvements in two PRO measures appear to align with FDA’s recommendation, reflected in a recent guidance document, that trials to support drug approvals in NTM utilize PRO-based clinical outcomes as the primary endpoint. We will continue our data analysis and plan to request an End-of-Phase-2 meeting with FDA in the first half of 2025 to discuss the potential for re-initiating a pivotal Phase 3 trial in TR-MAC.

As we continue to evaluate future development opportunities for epetraborole in NTM, we have advanced our pipeline programs. In 2025, we anticipate initiating a Phase 1 trial in Chagas disease and a Phase 2 proof-of-concept trial in melioidosis. We also anticipate progressing our earlier-stage programs in oncology and infectious disease toward producing up to three development compounds in 2025.

On August 8, 2024, we also announced a reduction of approximately 50% of our workforce, which was approved by the Board in connection with our planned restructuring following discontinuation of the EBO-301 study and to further extend our operating capital. In connection with the workforce reduction, we recognized severance and other charges of $2.2 million for each of the three and nine months ended September 30, 2024, primarily consisting of $2.6 million related to severance payments and other employee termination-related expenses, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for consulting agreements entered into with certain terminated employees. We expect that the workforce reduction will be substantially complete by the end of 2024.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $43.8 million and $47.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $198.3 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering program (“ATM Offering”) and an underwritten offering (the “Underwritten Offering”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses.

As of September 30, 2024, we had cash, cash equivalents, and investments of $93.4 million. We believe that our available cash will be sufficient to fund our planned operations under the current operating plan through at least twelve months following the date of this Form 10-Q.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and personnel-related expenses, including salaries and bonuses, payroll taxes, employee benefit costs, and non-cash stock-based compensation. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, and professional service fees for auditing, tax, general legal services, and other external consulting and vendor services. We expect our general and administrative expenses to continue to increase in the future, including expenses related to legal, accounting, regulatory, and tax-related services associated with maintaining compliance with requirements of The Nasdaq Stock Market LLC and the Securities and Exchange Commission ("SEC"), directors and officers liability insurance premiums, and investor relations activities.

Restructuring Charges

Our restructuring charges consist primarily of employee severance payments and other employee termination-related expenses, offset by a reduction in stock-based compensation expense related to consulting agreements entered into with certain terminated employees.

Other Income, Net

Other income, net consists of interest income and investment income earned on our cash, cash equivalents, and investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$8,287	$14,429	$(6,142)	(43%)
General and administrative	3,484	3,751	(267)	(7%)
Restructuring charges	2,243	—	2,243	100%
Total operating expenses	14,014	18,180	(4,166)	(23%)
Loss from operations	(14,014)	(18,180)	4,166	(23%)
Other income, net	1,267	1,473	(206)	(14%)
Net loss	$(12,747)	$(16,707)	$3,960	(24%)

Research and Development Expenses

Research and development expenses were $8.3 million for the three months ended September 30, 2024 compared to $14.4 million for the three months ended September 30, 2023. The decrease of $6.1 million was primarily due to decreases in clinical trial costs, personnel-related expenses, preclinical and research study expenses, consulting and outside services and other costs, partially offset by increases in chemistry manufacturing and controls (“CMC”) expenses. Clinical trials expenses decreased by $4.3 million primarily as a result of the termination of our EBO-301 trial. Personnel-related expenses decreased by $1.2 million primarily as a result of our restructuring activities. Preclinical and research study expenses decreased by $0.8 million primarily due to the timing of non-dilutive funding expense offsets and reprioritization of certain research programs. Other costs decreased by $0.3 million and consulting and outside services decreased by $0.1 million. These decreases were partially offset by an increase of $0.6 million in CMC costs due to increased CMC activities related to the Chagas and melioidosis programs, partially offset by lower costs due to completion of certain intermediate and registration batch manufacturing activities in 2023. During the three months ended September 30, 2024, a total reimbursement of $1.1 million of operating expenses was recognized related to our funding arrangements. During the three months ended September 30, 2023, a total of $0.4 million reimbursement of operating expenses was recognized related to our funding arrangements, primarily related to CMC activities and research studies.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Clinical trials expenses	$2,685	$6,973	$(4,288)	(61%)
Personnel-related expenses	2,702	3,960	(1,258)	(32%)
Consulting and outside services	1,286	1,426	(140)	(10%)
Preclinical and research study expenses	388	1,159	(771)	(67%)
Chemistry manufacturing and controls	1,102	537	565	105%
Other expenses	124	374	(250)	(67%)
Total research and development expenses	$8,287	$14,429	$(6,142)	(43%)

General and Administrative Expenses

General and administrative expenses were $3.5 million for the three months ended September 30, 2024 compared to $3.8 million for the three months ended September 30, 2023. The decrease of $0.3 million was primarily attributable to a $0.3 million decrease in professional services expenses.

Restructuring Charges

Restructuring charges were $2.2 million for the three months ended September 30, 2024, consisting of $2.6 million in severance payments and other employee termination-related expenses, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for consulting agreements entered into with certain terminated employees. There were no restructuring charges in the three months ended September 30, 2023.

Other Income, Net

Other income, net was $1.3 million for the three months ended September 30, 2024 compared to $1.5 million for the three months ended September 30, 2023. The decrease of $0.2 million was due to lower cash, cash equivalents, and investment balances in 2024 as compared to 2023.

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table sets forth the significant components of our results of operations:

	Nine Months Ended
	September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$35,091	$39,952	$(4,861)	(12%)
General and administrative	10,856	10,868	(12)	(0%)
Restructuring charges	2,243	—	2,243	100%
Total operating expenses	48,190	50,820	(2,630)	(5%)
Loss from operations	(48,190)	(50,820)	2,630	(5%)
Other income, net	4,391	2,986	1,405	47%
Net loss	$(43,799)	$(47,834)	$4,035	(8%)

Research and Development Expenses

Research and development expenses were $35.1 million for the nine months ended September 30, 2024 compared to $40.0 million for the nine months ended September 30, 2023. The decrease of $4.9 million was primarily due to decreases in CMC expenses, clinical trial costs, preclinical and research study expenses, and other expenses, partially offset by increases in consulting and outside services and personnel-related expenses. CMC expenses decreased by $3.7 million primarily due to completion of the intermediate and registration batch manufacturing activities in 2023 and reduced development activities for epetraborole following termination of the EBO-301 trial. Clinical trials expenses decreased by $1.0 million due to completion of the Phase 2 portion and termination of the Phase 3 portion of the EBO-301 trial. Preclinical and research study expenses decreased by $0.9 million primarily due to a decrease in epetraborole-related activities and contract research, partially offset by an increase in early-stage research projects. Other expenses decreased by $0.3 million. These expenses were partially offset by an increase of $0.9 million in consulting and outside services to support our contract and early-stage research efforts and personnel-related expenses increase by $0.1 million. During the nine months ended September 30, 2024, a total reimbursement of $2.0 million of operating expenses was recognized related to our funding arrangements. During the nine months ended September 30, 2023, a total of $0.7 million reimbursement of operating expenses was recognized related to our funding arrangements, primarily related to CMC activities and research studies.

The following table shows our research and development expenses by type of activity:

	Nine Months Ended
	September 30,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Clinical trials expenses	$13,128	$14,113	$(985)	(7%)
Personnel-related expenses	12,047	11,959	88	1%
Consulting and outside services	4,141	3,226	915	28%
Preclinical and research study expenses	2,175	3,066	(891)	(29%)
Chemistry manufacturing and controls	2,789	6,449	(3,660)	(57%)
Other expenses	811	1,139	(328)	(29%)
Total research and development expenses	$35,091	$39,952	$(4,861)	(12%)

General and Administrative Expenses

General and administrative expenses were $10.9 million for the nine months ended September 30, 2024 and 2023.

Restructuring Charges

Restructuring charges were $2.2 million for the nine months ended September 30, 2024, consisting of $2.6 million in severance payments and other employee termination-related expenses, partially offset by a $0.4 million reduction in stock-based compensation expense as a result of applying modification accounting for consulting agreements entered into with certain terminated employees. There were no restructuring charges in the nine months ended September 30, 2023.

Other Income, Net

Other income, net was $4.4 million for the nine months ended September 30, 2024 compared to $3.0 million for the nine months ended September 30, 2023. The increase of $1.4 million was due to higher interest rates and higher cash, cash equivalents, and investment balances in 2024 as compared to 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the nine months ended September 30, 2024 and 2023, we had net losses of $43.8 million and $47.8 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2024, we had an accumulated deficit of $198.3 million. As of September 30, 2024, we had cash, cash equivalents, and investments of $93.4 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-Q.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Nine Months Ended
	September 30,
	2024	2023
	(in thousands)
Cash used in operating activities	$(43,984)	$(36,220)
Cash provided by (used in) investing activities	61,469	(43,698)
Cash provided by financing activities	372	85,315
Net increase in cash and cash equivalents	$17,857	$5,397

Cash Used in Operating Activities

Net cash used in operating activities was $44.0 million for the nine months ended September 30, 2024, which consisted of a net loss of $43.8 million, primarily due to the use of funds to develop our initial drug product candidate, and a net decrease of $4.0 million in our net operating assets and liabilities, partially offset by $3.8 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease in accrued liabilities, accrued compensation, and accounts payable, and an increase in other current liabilities. The non-cash charges consisted of stock-based compensation expense of $6.5 million, partially offset by net accretion of discounts on investments of $2.7 million.

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

Cash Provided by (Used In) Investing Activities

Net cash provided by investing activities was $61.5 million for the nine months ended September 30, 2024, which primarily consisted of $83.8 million in proceeds from the maturity of investments, partially offset by $22.3 million in purchases of investments.

Net cash used in investing activities was $43.7 million for the nine months ended September 30, 2023, which primarily consisted of $112.3 million in purchases of investments, partially offset by $68.6 million in proceeds from the maturity of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million for the nine months ended September 30, 2024, which consisted of $0.2 million in proceeds from the issuance of common stock under the employee stock purchase plan and $0.2 million from the exercise of stock options.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $93.4 million as of September 30, 2024, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities, and government securities.

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

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. We were not exposed to material foreign currency risk during the quarter ended September 30, 2024.

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

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its CEO and CFO, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our CEO and CFO have concluded that as of September 30, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023 and included below.

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

The material weaknesses identified were as follows, and continue to exist as of September 30, 2024:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
The trading price of our common stock may be volatile

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

In August 2024, we announced topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating our initial product candidate, epetraborole, in patients with treatment-refractory MAC lung disease. Although the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these results, we decided to close out the trial. Although an ongoing data review has indicated the potential to continue development in this indication, it is possible that we will determine after completion of the review or discussions with FDA to defer or discontinue development.

Our net loss was $64.7 million for the year ended December 31, 2023 and $43.8 million and $47.8 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $198.3 million. We have funded our operations to date primarily with proceeds from our underwritten offering (the "Underwritten Offering), our “at-the-market” equity offering program (“ATM Offering”), our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We have and may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, in August 2024, we announced topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating our initial product candidate, epetraborole, in patients with treatment-refractory MAC lung disease. Although the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these results, we decided to close out the trial and are in the process of reviewing data from the trial to determine next steps.

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

In August 2024, we announced a business restructuring plan and implemented a workforce reduction. The objective of these initiatives is to focus the organization and our resources on product candidates and development compounds to treat Chagas diseases, NTM, melioidosis, other infectious diseases, and oncology. We believe these changes were needed to streamline our organization and reallocate our resources in light of the topline results from the Phase 2 portion of our Phase 2/3 clinical trial evaluating our initial product candidate, epetraborole, in patients with treatment-refractory MAC lung disease, and our decision to discontinue our development efforts with respect to epetraborole in that treatment-refractory patient population.

However, the changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our product candidate development, and results of operations or financial condition. As a result of the workforce reduction, we have recognized severance and other charges of $2.2 million for each of the three and nine months ended September 30, 2024, primarily consisting of severance payments and other employee termination-related expenses.

We may also incur other charges, costs, future cash expenditures or impairments not currently contemplated due to events that may occur as a result of, or in connection with, the revised business strategy and workforce reduction. In addition, we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees.

We may also discover that the workforce reduction and cost cutting measures will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. Moreover, there is no assurance we will be successful in our pursuit of any of our new goals. Our failure to successfully accomplish any of the above activities and goals may have a negative impact on our business, financial condition, results of operations and growth prospects.

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

Before obtaining regulatory approvals for the commercial sale of any product candidates, we must demonstrate through preclinical and nonclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage during our nonclinical studies, clinical trials or drug product manufacturing process. These delays or failures could be caused by a variety of factors, including but not limited to, toxicity, safety, tolerability, efficacy, problems with clinical trial enrollment, drug product availability, stability, and impurity issues related to drug product manufacturing. For example, in August 2024, we announced topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating epetraborole in patients with treatment-refractory MAC lung disease. Although the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these results, we decided to close out the trial and commence a review of data to help inform further development. Although that ongoing data review has to date indicated the potential to continue development in this indication, it is possible that we will determine after completion of the review or discussions with FDA to defer or discontinue development of epetraborole in NTM.

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

A key element of our strategy is to develop our AN2 drug discovery platform, build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of Chagas disease, NTM, melioidosis, other infectious diseases, and in oncology. We may not be able to develop product candidates that are safe and effective for any proposed use. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, as a result of significant safety, tolerability and other negative characteristics or limitations that may prevent successful regulatory approval or limit market acceptance or reimbursements from third-party payors. If we do not successfully develop and commercialize any of our product candidates, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect the trading price of our common stock.

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

There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. For example, in August 2024, we announced topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating epetraborole in patients with treatment-refractory MAC lung disease. Although the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these results, we decided to close out the trial and commence a review of data to help inform further development. Although that ongoing data review has to date indicated the potential to continue development in this indication, it is possible that we will determine after completion of the review or discussions with FDA to defer or discontinue development of epetraborole in NTM.

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
•
the FDA or other comparable regulatory authorities may disagree as to the design or implementation of our clinical trials, including the selection of primary and secondary endpoints, which may result in changes to our planned clinical trial design and potential target clinical outcomes, or may result in failure to obtain approval altogether;
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

We do not know whether any of our preclinical and nonclinical studies or clinical trials will begin as planned, will need to be restructured, or will be completed on schedule or at all. Significant preclinical and nonclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates. In addition, many of the factors that cause, or lead to, delays of clinical trials may ultimately lead to the denial of regulatory approval of our product candidates.

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

Although a substantial amount of our effort will focus on potential clinical testing and potential regulatory approval of our current and future product candidates, including the development of AN2-502998, a boron-based small molecule therapeutic candidate for the treatment of Chagas disease, epetraborole for NTM or melioidosis, and other development compounds, an element of our strategy is to discover, develop and commercialize a portfolio of product candidates to treat diseases with high unmet need. We are seeking to do so by utilizing our targeted-design AN2 drug discovery platform, which uses bacterial genomics and state-of-the-art molecular and dynamic models to design active new compounds that target known mechanisms. We focus our clinical development on pathogens, drug targets, and patients with high, unmet medical needs to leverage the development and regulatory paths available for first-in-class or best-in-class therapeutics. Research efforts to identify and develop product candidates require substantial technical, financial, and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and nonclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do as an organization. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, following the announcement of topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating epetraborole, we effected a restructuring resulting in the elimination of a significant portion of the workforce and could result in additional unplanned loss of personnel. Continued disruption caused by the transition or by the loss of ongoing services of any qualified scientific and management personnel could delay or prevent the successful development of our current and future product candidates.

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

We are highly dependent on the management, research and development, financial and business development expertise of Eric Easom, our co-founder, president, and chief executive officer, Sanjay Chanda, Ph.D., our chief development officer, Lucy Day, our chief financial officer, Josh Eizen, J.D., our chief legal and operating officer, Michael R.K. (Dickon) Alley, Ph.D., our co-founder and SVP research fellow and head of biology, Stephen Prior, Ph.D., our chief strategy officer, and Vincent Hernandez, our senior vice president research and head of chemistry, as well as the other members of our research, development, and business teams. Each may terminate employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

We cannot assure you that there will not be future material weaknesses in our internal control over financial reporting in the future. The failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. These identified material weaknesses, or any additional material weaknesses, in our internal control over financial reporting may cause investors to lose confidence in the accuracy and completeness of our financial reports and/or cause the market price of our common stock to decline, and we could be subject to sanctions or investigations by Nasdaq Stock Market LLC, the SEC or other regulatory authorities. Failure to remediate material weaknesses in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If in the future, we need to expand our research, development, and business capabilities and implement sales, marketing, and distribution capabilities, we may encounter difficulties in managing such growth, which could disrupt our operations.

Although we recently effected a restructuring to reduce our workforce by approximately 50%, if the development of our product candidates progresses, we may experience growth in the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage any such growth, we will need to implement and improve our managerial, operational, and financial systems, expand our facilities and recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage such an expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may also lead to significant costs and may divert our management and research and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

•
disagreement with the design, endpoint selection, or implementation of our clinical trials;
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

We are exposed to the risk of employee fraud or other misconduct or failure to comply with applicable regulatory requirements. Misconduct, errors, or omissions by employees and independent contractors, such as principal investigators, CROs, consultants, commercial partners, and vendors, could include failures to comply with regulations of the FDA and other comparable regulatory authorities, to provide accurate information to such regulators, to comply with manufacturing standards we have established, to comply with healthcare fraud and abuse laws, to report financial information or data accurately, to disclose unauthorized activities to us, or to comply with requirements of government contracts (e.g., the NIAID contract). In particular, sales, marketing, and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including, but not limited to, research, manufacturing, distribution, pricing, discounting, marketing, and promotion, sales commission, customer incentive programs, and other business arrangements. Employee and independent contractor misconduct could also involve the improper use of individually identifiable information, including, without limitation, information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. In addition, federal procurement laws impose substantial penalties for misconduct in connection with government contracts and require certain contractors to maintain a code of business ethics and conduct. It is not always possible to identify and deter employee and independent contractor misconduct, and any precautions we take to detect and prevent improper activities may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws. If any such actions are instituted against us, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid, and other federal healthcare programs, contractual damages, reputational harm, diminished profits, and future earnings, additional reporting or oversight obligations if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with the law and curtailment, or restructuring of our operations, any of which could adversely affect our ability to operate.

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
•
entrenching our management and/or the board of directors (the “Board”);
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

Provisions in our corporate charter documents and under Delaware law, and the adoption of a rights plan, could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

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

Additionally, in August 2024, we entered into a Rights Agreement, which was previously approved by the Board. In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right for each share of the Common Stock of the Company outstanding at the Record Date (individually, a “Right” and collectively, the “Rights”). Each Right entitles the registered holder thereof, after the Rights become exercisable and until August 15, 2025 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-thousandth of a share of Series A Preferred, of the Company at a price of $6.50 per one one-thousandth of a share of Series A Preferred, subject to adjustment. The Rights will expire on August 15, 2025, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. The Rights Agreement could have the effect of discouraging, delaying or preventing a change in management or control over us. While there is no plan to do so at this time, our Board may choose to extend the current Rights Agreement or adopt a new rights agreement in the future.

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

As of December 31, 2023, we had federal and state net operating loss (“NOLs”) carryforwards of approximately $58.2 million and $122.6 million, respectively. Under the Tax Cuts and Jobs Act of 2017 (“the Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), our NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. There is variation in how states have responded and may continue to respond to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future. As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibit

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41331	3.1	June 24, 2024
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of AN2 Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on August 15, 2024.	8-K	001-41331	3.1	August 19, 2024
4.1	Rights Agreement, dated as of August 15, 2024, between AN2 Therapeutics, Inc. and Equiniti Trust Company, LLC, which includes Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	8-K	001-41331	4.1	August 19, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document**
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of September 30, 2024 and December 31, 2023; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2024 and 2023; (iv) the Condensed Statements of Stockholders' Equity for the three and nine months ended September 30, 2024 and 2023; (vi) the Condensed Statements of Cash Flows for the nine months ended September 30, 2024 and 2023; (vii) Notes to Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2024.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)