Form 10-K
period 2024-12-31
AN2 Therapeutics, Inc.
filed 2025-03-25
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-41331

AN2 Therapeutics, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	82-0606654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1800 El Camino Real, Suite D Menlo Park, California	94027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 331-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	ANTX	The Nasdaq Global Select Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 28, 2024, was $41,131,046.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2025 was 30,098,720 shares of common stock, par value $0.00001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for its 2025 annual meeting of stockholders is incorporated by reference in Item 5 of Part II and Items 10, 11, 12, 13 and 14 of Part III.

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
•
the results of the blinded Phase 3 data from the truncated EBO-301 trial and the outcome of potential interactions with the FDA regarding future development in NTM, if any;
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
•
the scope of protection we are able to establish and maintain for intellectual property rights covering epetraborole and any other product candidates;

•
the potential post-approval marketing exclusivities that may be granted to epetraborole and any other product candidates based upon certain regulatory designations, and other non-patent exclusivities in the United States and Japan;
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

PART I

Item 1. Business.

Overview

AN2 Therapeutics, Inc. (also referred to in this document as “AN2,” “we,” the “Company” or the “Registrant”) is a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from our boron chemistry platform. AN2 has a pipeline of boron-based compounds in development for Chagas disease, non-tuberculous mycobacterial (“NTM”) and melioidosis, along with early-stage programs focused on targets in infectious diseases and oncology.

Our initial candidate is epetraborole, which we are studying as a potential once-daily, oral treatment with a novel mechanism of action for patients with non-tuberculous mycobacterial (“NTM”) lung disease, a rare, chronic and progressive infectious disease caused by bacteria known as mycobacteria, which leads to irreversible lung damage and can be fatal. Epetraborole is designed to produce broad-spectrum antimycobacterial activity through inhibition of an essential and universal step in bacterial protein synthesis. Its novel mechanism of action is enabled by boron chemistry, our core technology approach. We in-licensed the exclusive worldwide development and commercialization rights for epetraborole from Pfizer Inc. in 2019.

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

Epetraborole in NTM

Our lead development target in NTM is treatment-refractory MAC lung disease, a condition with high unmet need where the mycobacterial infection persists despite standard front-line therapies. These patients represent complex cases for treatment, often presenting with structural lung damage, high levels of resistance to background therapies, and persistent symptoms that can significantly degrade quality of life. In 2023, the FDA issued a Guidance for Industry entitled, “Nontuberculous Mycobacterial Pulmonary Disease Caused by Mycobacterium Avium Complex: Developing Drugs for Treatment Guidance for Industry,” which among other things, recommended that new potential therapies intended for the treatment of NTM caused by MAC utilize clinical outcome assessments, such as patient-reported outcome ("PRO") measures that assess symptomatic improvement, as primary efficacy endpoints in registrational trials intended to support applications for traditional approval. To date, no drugs have been approved by FDA based on achievement of an endpoint demonstrating symptom improvement in a treatment refractory population. The only FDA-approved therapy for treatment-refractory MAC lung disease received accelerated approval based on the surrogate endpoint of sputum culture conversion without having demonstrated symptom improvement.

On August 8, 2024, we announced topline results from the Phase 2 part of EBO-301, a Phase 2/3 study evaluating epetraborole on top of optimized background regimen (“OBR”) in treatment-refractory MAC lung disease ("TR-MAC"), and terminated the Phase 3 portion of the trial early with 97 patients enrolled. The Phase 2 part of the study met its primary objective of demonstrating the potential validation of a novel PRO tool and a numerically higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19). However, sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Epetraborole was generally well tolerated in the Phase 2 portion of the trial.

The primary purpose of the Phase 2 part of the EBO-301 study was to test the validity of multiple patient-reported outcome tools in a treatment refractory population, with the goal of identifying a PRO-based primary endpoint for the Phase 3 portion of the trial. To that end, we recently submitted an amended statistical analysis plan to the FDA selecting the Quality of Life – Bronchiectasis ("QOL-B") respiratory domain patient reported outcome instrument as the primary efficacy endpoint for the Phase 3 part of the EBO-301 trial.

Using QOL-B as a continuous measure of clinical improvement, epetraborole showed nominal statistical superiority versus placebo in change from baseline to month 6 in the Phase 2 portion of the trial (prespecified secondary endpoint, difference in least squares mean change from baseline: 6.90, p=0.0365). Furthermore, a post-hoc analysis of the MACrO2 PRO using a 100-point continuous scale similar to QOL-B showed a comparable nominally statistically superior result for the epetraborole arm versus the placebo arm (difference in least squares mean change from baseline: 5.81, p=0.0433). Blinded psychometric analyses incorporating the data from both treatment arms of the Phase 2 study demonstrated strong evidence for the reliability, validity, ability to detect change (responsiveness), and clinically meaningful within-patient changes in both the QOL-B respiratory domain score and the post-hoc MACrO2 total scaled score, suggesting that the scores measured from either PRO may be fit-for-purpose in evaluating response to treatment in patients with treatment-refractory NTM lung disease.

Based on the Phase 2 results and subsequent analyses, we believe epetraborole is the first drug candidate to show statistically favorable patient reported outcome-based improvement in a treatment-refractory MAC lung disease population. We anticipate releasing top-line Phase 3 data from the 97 Phase 3 patients in the second quarter of 2025. If the Phase 3 data are consistent with[LD1] [JP2] the Phase 2 findings, we plan to meet with FDA to discuss potential registrational pathways in TR-MAC lung disease.

Pipeline Programs

We are also studying epetraborole for the treatment of acute melioidosis. We completed enrollment in a 200-patient observational trial (non-epetraborole treatment) in October 2024 and expect to announce topline data in the second half of 2025. These data will inform a potential Phase 2 proof of concept study that is planned to initiate start up activites in the second half of 2025. Melioidosis is a deadly bacterial infection and global bioterrorism threat with a 90-day mortality rate of approximately 50% using standard of care ("SOC") drugs ceftazidime or meropenem. The aim of the program is to meaningfully lower the expected mortality rate by dosing epetraborole on top of SOC.

Beyond epetraborole, we are conducting Investigational New Drug Application (“IND") enabling studies with AN2-502998 (formerly known as AN15368), an investigational, boron-based small molecule in development for the treatment of chronic Chagas disease, and have several research programs targeting the development of novel compounds in oncology and infectious disease based on our boron chemistry platform. In October 2023, we announced an exclusive license agreement with the University of Georgia Research Foundation to advance the development of AN2-502998, originally discovered by researchers at Anacor, in close collaboration with the University of Georgia. AN2-502998 is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in non-human primates with long-term, naturally acquired chronic infections of diverse T. cruzi genetic types. We anticipate initiating a Phase 1 study in 2025. We also anticipate nominating 1 to 2 new development candidates in oncology in 2025.

AN2 is committed to using our boron chemistry platform to address areas of high unmet need in global health, primarily using non-dilutive funding from sources such as public and private agencies and foundations. In September 2023 we received a research grant from the Bill and Melinda Gates Foundation to discover novel, boron containing small molecules for the treatment of tuberculosis and malaria which was renewed in September 2024. In 2022 we received a cost-reimbursement contract award from the National Institute of Allergy and Infectious Diseases (“NIAID”), part of the National Institutes of Health (“NIH”), under which we are able to receive up to $17.8 million in cost reimbursements to advance the development of epetraborole for acute systemic melioidosis and other biothreat pathogens.

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

There is only one FDA-approved therapy for treatment-refractory MAC lung disease: Arikayce, an inhaled liposomal formulation of amikacin. Arikayce is also approved in Japan and certain other countries around the world. Insmed Incorporated reported net sales of Arikayce of approximately $363.7 million in 2024 ($254.8 million in the United States, $87.7 million in Japan, and $21.2 million in Europe and the rest of the world), a 19% increase over 2023. We believe there is significant unmet need for new treatments, particularly in an oral dosage form with differentiated tolerability and mechanism of action. In a clinical trial, the addition of Arikayce to standard of care (SOC) combination antibiotic therapy resulted in the resolution of MAC infection in 29% of patients as compared to 9% for SOC alone (based on an intent to treat population). Arikayce has boxed warnings for risk of increased respiratory adverse reactions, and warnings and precautions including ototoxicity, a known class effect with aminoglycosides, and other safety findings. In its clinical trial, between 20.3% and 33.5% of patients treated with Arikayce discontinued treatment. Other drugs used in combination with Arikayce as a part of a standard-of-care regimen are not approved to treat MAC lung disease and carry numerous safety and tolerability liabilities of their own.

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

In October 2023, we announced that we signed an exclusive license agreement with the University of Georgia Research Foundation to advance development of AN2-502998 (formerly known as AN15368), a boron-based small molecule therapeutic candidate under development for the treatment of Chagas disease. AN2-502998 was originally discovered by researchers at Anacor, in close collaboration with the University of Georgia, and with grant funding from Wellcome. IND-enabling studies are well underway for this compound. AN2-502998, previously published under AN15368, is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in non-human primates with long-term, naturally acquired chronic infections of diverse T. cruzi genetic types.

Melioidosis

Melioidosis is an urgent unmet global health infectious disease caused by the bacterium Burkholderia pseudomallei (B. pseudomallei). This bacterium is also documented as a high priority biothreat pathogen by the U.S. CDC. B. pseudomallei is endemic to tropical regions of the world with the majority of reported melioidosis cases occurring in South Asia. Melioidosis is contracted from direct contact with B. pseudomallei contaminated soil and water and is not transmitted person-to-person. Similar to NTM, B. pseudomallei can be an intra-cellular pathogen in host cells including macrophages and other cellular components, an important element in melioidosis disease. The disease can manifest as localized infections causing pain, swelling and ulceration; as pulmonary infections causing cough, chest pain, high fever, and headache; and as blood stream infections causing fever, headache, respiratory distress, and abdominal discomfort. Current treatment generally starts with an intense phase of intravenous antibiotic treatment for a minimum of two weeks. Even with antibiotic treatment, the mortality rate is between 20% and 40%. Without treatment, it is estimated that six to nine out of ten people die. There are an estimated 165,000 cases of melioidosis diagnosed globally each year, mostly outside the United States, although small outbreaks due to bacterial exposure have occurred in the United States and the pathogen was recently discovered in soil and water sampling from the Gulf Coast region of Mississippi. Nonclinical studies conducted by us, Anacor, the U.S. Army Medical Research Institute of Infectious Diseases and Colorado State University indicate that epetraborole has potent activity against B. pseudomallei.

In September 2022, we received a cost-reimbursement contract award to receive up to $17.8 million from the NIAID to advance the development of epetraborole for acute systemic melioidosis and additional bacterial biothreat pathogens. The base period contract award is $4.3 million with additional options that, if exercised, would enable us to receive up to $17.8 million in total to support preclinical, Phase 1 studies, and other activities to enable advancement of epetraborole into advanced clinical trials for acute systemic melioidosis. In July 2023, the NIAID exercised one of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million, for a total of $5.0 million. In May 2024, the NIAID exercised a second contract option, resulting in an increase in committed contract funding of $3.8M, for a total of $8.8M. The project has been funded in whole with nondilutive federal funds from the NIAID, NIH, and the Department of Health and Human Services.

Our work with the NIAID on our melioidosis program has resulted in our partnering with the University of Oxford’s Mahidol Oxford Tropical Medicine Research Unit to conduct a prospective observational study in Thailand and Laos. This trial completed enrollment of 200 patients in October 2024 (NCTC 06089668), and topline data is expected to be available in the second quarter of 2025. We plan to initiate a Phase 2 study in mellioidosis in the second half of 2025. We have also partnered with Colorado State University on preclinical research for our melioidosis program. We believe these partners provide substantial technical and capital resources to advance the mellioidosis program and provide scientific, technical, and material benefits to our NTM lung disease program.

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

Exclusive Patent License Agreement with the University of Georgia Research Foundation, Inc.

In October 2023, we entered into an agreement with the University of Georgia Research Foundation, Inc. (“UGARF”) pursuant to which UGARF exclusively licensed to us certain patents and applications that were previously licensed to UGARF by Anacor Pharmaceuticals for us to manufacture and commercialize products for the therapeutic, diagnostic and prophylactic treatment of Chagas disease in humans or animals worldwide. Under the license agreement, we must use commercially reasonable efforts to bring a product in the therapeutic, diagnostic and prophylactic treatment of Chagas disease in humans or animals to market in each territory where there is at least one valid patent claim. We must also use commercially reasonable efforts to attain certain development and sales milestones.

As consideration for the license from UGARF, we paid UGARF an initial license fee in the low five figures. We must also pay a yearly maintenance fee in the low four figures until the initiation of the first clinical trial of the first product covered by the licensed patent claims. Upon achievement of certain development and sales milestones, we are required to make payments of up to approximately $900 million. Should we commercialize any products covered by the licensed patent claims, we will be obligated to pay UGARF annual royalties in the low single digits. Should we sublicense the rights granted under this agreement, we will be obligated to pay UGARF a percentage of the amount received for the sublicense ranging from the mid-single digits to low double digits, depending on the development stage of the first product to enter clinical trials. Should we or a sublicensee transfer or sell to one or more third parties any priority review voucher (or a foreign equivalent) for a product covered by the licensed patent claims, we will be obligated to pay UGARF a percentage of the amount received from such third party ranging from the mid-teens to low double digits, depending on the amount of funding that the third party contributed to develop the product.

The license agreement will terminate on a licensed patent by licensed patent basis until there are no valid claims for a licensed patent. We can terminate the license agreement for convenience on 30 days prior written notice.

Intellectual Property

We strive to protect and enhance our proprietary technology, inventions, and improvements that we consider commercially important to the development of our business, including by seeking, maintaining, and defending U.S. and foreign patent rights. As of December 31, 2024, all of the issued patents in our entire patent portfolio are in-licensed and if our current licensors are not cooperative or disagree with us as to the prosecution, maintenance, or enforcement of any such licensed patent rights, such patent rights could be compromised. The patent positions of pharmaceutical companies are generally uncertain and can involve complex legal, scientific, and factual issues. We cannot predict whether any patent applications we pursue, or any patent applications that we have in-licensed, will issue as patents in any particular jurisdiction, or whether the claims of any issued patents will provide sufficient proprietary protection from competitors.

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

For any individual patent, the term depends on the applicable law in the country in which the patent is issued. In most countries where we have in-licensed patents and patent applications, including the United States, patents have a term of 20 years from the application filing date or earliest claimed nonprovisional priority date. In the United States, the patent term may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a patent term adjustment that is permitted in order to address administrative delays by the U.S. Patent and Trademark Office ("USPTO") in examining and granting a patent.

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

The patent portfolio for our epetraborole product candidate is based upon our in-licensed patent portfolio, which includes patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of treatment. We have exclusively licensed three U.S. patents, along with patents and pending patents in various foreign jurisdictions. We own three pending patent applications for epetraborole. Patents and patent applications, if granted, are expected to expire between 2028 and 2041, without taking potential patent term extensions or patent term adjustments into account.

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
•
satisfactory completion of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•
the FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the United States.

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

In addition, the Pediatric Research Equity Act (“PREA”), requires a sponsor to conduct pediatric clinical trials for most drugs, for a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration. Under PREA, original NDAs and certain supplements must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is deemed safe and effective. The sponsor or the FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin. The FDA must send a non-compliance letter to any sponsor that fails to submit the required assessment, keep a deferral current or fails to submit a request for approval of a pediatric formulation.

Once an NDA has been submitted, the FDA conducts a preliminary review of the application within the first 60 days after submission, before accepting it for filing, to determine whether it is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Once filed, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (“PDUFA”), guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted.

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

Fast Track designation, breakthrough therapy designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process. Even if a product candidate qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for the FDA review or approval will not be shortened.

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

Healthcare Reform

In the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In the United States, by way of example, in March 2010, the Affordable Care Act (“ACA”) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States and significantly affected the pharmaceutical industry. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Since its enactment, there have been judicial, administrative, executive, and Congressional legislative challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which was temporarily suspended from May 1, 2020 through March 31, 2022. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced payments to several types of Medicare providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In addition, the American Rescue Plan Act of 2021, effective January 1, 2024, eliminated the statutory cap on rebate amounts owed by drug manufacturers under the Medicaid Drug Rebate Program (“MDRP”), which was previously capped at 100% of the AMP for a covered outpatient drug.

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. Most significantly, in August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), with prices that can be negotiated subject to a cap; imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023); and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (HHS) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

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

Employees and Human Capital Resources

As of February 28, 2025, we had 22 full-time employees, consisting of research, manufacturing, clinical operations, regulatory, quality, finance, and operational personnel. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

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

Risk Factors Summary

Investing in shares of our common stock involves a high degree of risk because our business is subject to numerous risks and uncertainties, as more fully described below. The principal factors and uncertainties that make investing in shares of our common stock risky include, among others:

•
We are a clinical-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception. We expect to incur losses over the next several years and may never achieve or maintain profitability.
•
We may not realize the expected benefits from our business restructuring and workforce reduction and we may incur additional costs implementing it or other difficulties.
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
•
Even if any of our product candidates receive regulatory approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors, and others in the medical community necessary for commercial success.
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
•
Our rights to develop and commercialize our technology and our other product candidates are subject, in large part, to the terms and conditions of licenses granted to us by others, such as Anacor Pharmaceuticals, Inc. (a wholly owned subsidiary of Pfizer) (“Anacor”). If we fail to comply with our obligations in the agreements under which we in-license or acquire development or commercialization rights to products, technology, or data from third parties, we could lose such rights that are important to our business.

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

Our net loss was $51.3 million and $64.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $205.8 million. We have funded our operations to date primarily with proceeds from our underwritten offering (the "Underwritten Offering), our “at-the-market” equity offering program (“ATM Offering”), our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We have and may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, in August 2024, we announced topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating our initial product candidate, epetraborole, in patients with treatment-refractory MAC lung disease. Although the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these results, we decided to close out the trial and are in the process of planning to unblind the Phase 3 part of the study and meet with the FDA to determine next steps.

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

We may not realize the expected benefits from our business restructuring and workforce reduction and we may incur additional costs implementing it or other difficulties.

In August 2024, we announced a business restructuring plan and implemented a workforce reduction. The objective of these initiatives was to focus the organization and our resources on product candidates and development compounds to treat Chagas diseases, NTM, melioidosis, other infectious diseases, and oncology while we continue to evaluate the TR-MAC program.

However, the changes to our business strategy and the reduction in workforce may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended workforce reduction, a reduction in morale among our remaining employees, and the risk that we may not achieve the anticipated benefits, all of which may have an adverse effect on our development activities, ability to progress our product candidate development, and results of operations or financial condition. As a result of the workforce reduction, we have recognized severance and other charges of $2.2 million as of December 31, 2024, primarily consisting of severance payments and other employee termination-related expenses.

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
•
the costs, timing and outcome of regulatory review of any of our product candidates that may complete or be in the process of completing clinical development;
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

We currently have no products approved for sale and have historically invested a significant portion of our efforts and financial resources on the development of our initial product candidate, epetraborole, as a treatment for treatment-refractory MAC lung disease. Although we have discontinued our development efforts with respect to epetraborole in the treatment-refractory MAC population studied in the EBO-301 trial until completion of discussions with the FDA to align on potential next steps, our business remains heavily dependent on the successful development, regulatory approval, and, if approved, commercialization of our product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and other comparable foreign regulatory authorities.

Before obtaining regulatory approvals for the commercial sale of any product candidates, we must demonstrate through preclinical and nonclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage during our nonclinical studies, clinical trials or drug product manufacturing process. These delays or failures could be caused by a variety of factors, including but not limited to, toxicity, safety, tolerability, efficacy, problems with clinical trial enrollment, drug product availability, stability, and impurity issues related to drug product manufacturing. For example, in August 2024, we announced topline data from the Phase 2 portion of EBO-301, our Phase 2/3 clinical trial evaluating epetraborole in patients with treatment-refractory MAC lung disease. Although the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (“PRO”) tool and a non-significant, but numerically higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these topline results, we decided to close out the Phase 3 portion of the trial and commence a review of data to help inform further development. Although we believe that to date our ongoing data review supports the continued development of epetraborole in patients with treatment-refractory MAC lung disease, it is possible that we will determine to defer or discontinue development of epetraborole in NTM, whether due to further FDA feedback or otherwise.

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
•
obtaining regulatory approvals with labeling for sufficiently broad patient populations and indications, without unduly restrictive distribution limitations or safety warnings, such as black box warnings or a Risk Evaluation and Mitigation Strategies ("REMS") program;
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
•
maintaining a continued acceptable safety and tolerability profile of our drugs following approval; and
•
allowance to proceed with clinical trials under future investigational new drug applications ("INDs"), or under comparable applications submitted outside the United States.

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

There can be no assurance that any clinical trials we conduct will be sufficient for product approval.

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

There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. For example, in August 2024, we announced topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating epetraborole in patients with treatment-refractory MAC lung disease. Although we believe the Phase 2 part of the study met its primary objective in demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19), sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Given these results, we decided to close the Phase 3 portion of the trial and to commence a review of data to help inform further development.

Although we believe that our ongoing data review to date supports the continued development of epetraborole in patients with treatment-refractory MAC lung disease, it is possible that we will defer or discontinue development of epetraborole in NTM, whether due to further FDA feedback or otherwise. For example, based on the results from the Phase 2 portion of the EBO-301 trial, we submitted an amended statistical analysis plan for the EBO-301 trial selecting the Quality of Life – Bronchiectasis (QOL-B) respiratory domain patient reported outcome (PRO) instrument as the revised primary efficacy endpoint. However, the FDA may not consider the data from the Phase 3 portion of the trial to be clinically meaningful or otherwise supportive for regulatory decision-making purposes, even if the Phase 3 data show a statistically significant outcome with respect to QOL-B.

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
•
regulators, IRBs, or ethics committees may not allow or authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•
we may not reach agreement on acceptable terms with prospective CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and clinical trial sites;
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

Even if we believe our product candidates demonstrate clinical efficacy, any unacceptable adverse side effects or toxicities, when administered in the presence of other pharmaceutical products, which can arise at any stage of development, may outweigh potential benefits. We may observe adverse or significant adverse events or drug-drug interactions in future preclinical studies or clinical trial candidates, which could result in the delay or termination of development, prevent regulatory approval or limit market acceptance if ultimately approved. For example, we have observed cases of anemia in patients receiving epetraborole, and though we believe these reported adverse events have not been serious in nature or otherwise suggestive of a material safety issue, consistent imbalances in observed adverse events between active and placebo arms could adversely affect the integrity of a study blind and subsequent trial data.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, volatility and disruptions in global markets and supply chains, tariffs, and global conflicts may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, or new tariffs, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. To the extent that macroeconomic uncertainties continue to harm our business, financial condition, results of operations and growth prospects, many of the other risks described in this “Risk Factors” section will be exacerbated.

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

We cannot assure you that there will not be future material weaknesses in our internal control over financial reporting in the future. The failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations, or cash flows. These identified material weaknesses, or any additional material weaknesses, in our internal control over financial reporting may cause investors to lose confidence in the accuracy and completeness of our financial reports and/or cause the market price of our common stock to decline, and we could be subject to sanctions or investigations by Nasdaq Global Select Market, the SEC or other regulatory authorities. Failure to remediate material weaknesses in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

If in the future, we need to expand our research, development, and business capabilities and implement sales, marketing, and distribution capabilities, we may encounter difficulties in managing such growth, which could disrupt our operations.

Although we effected a restructuring to reduce our workforce by approximately 50%, if the development of our product candidates progresses, we may experience growth in the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage any such growth, we will need to implement and improve our managerial, operational, and financial systems, expand our facilities and recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage such an expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may also lead to significant costs and may divert our management and research and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

If we engage in future acquisitions or strategic collaborations, this may increase our capital requirements, dilute our stockholders, cause us to incur debt or assume contingent liabilities, and subject us to other risks.

We have in the past and may from time to time in the future evaluate various acquisitions and strategic collaborations, including licensing or acquiring complementary drug products, intellectual property rights, technologies or businesses, as deemed appropriate to carry out our business plan. Any potential acquisition or strategic collaboration may entail numerous risks, including:

•
increased operating expenses and cash requirements;
•
the assumption of additional indebtedness or contingent liabilities;
•
the issuance of our equity securities which would result in dilution to our stockholders;
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

In addition, if we undertake such a transaction, we may incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates. We seek to protect our proprietary position by developing and in-licensing intellectual property relating to our product candidates including patent applications in the United States and abroad related to our technology and product candidates that are important to our business. If we or our licensors do not adequately protect the intellectual property we in-license or own, competitors may be able to use our technologies and erode or negate any competitive advantage that we may have, which could harm our business and ability to achieve profitability. To protect our proprietary positions, we and our licensors file patent applications in the United States and abroad related to our novel technologies and product candidates that are important to our business. The patent application and prosecution process is expensive and time-consuming. We and our current licensors and licensees, or any future licensors and licensees, may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We or our current licensors and licensees, or any future licensors or licensees may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection, or fail to continue to prosecute patents relating to our product candidates. Therefore, these and any of our in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our licensors’ patents or our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If our current licensors and licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. We cannot predict whether the patent applications we and our licensors or licensees are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. If there are material defects in the form or preparation of our or our licensors’ patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how, and we may not be able to prevent such competitors from commercializing such equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and has been the subject of much litigation in recent years. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the United States or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds and technologies commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Furthermore, recent changes in patent laws in the United States, including the America Invents Act of 2011, and future changes in patent laws in or outside the United States may affect the scope, strength and enforceability of our patent rights or the nature of proceedings that may be brought by us related to our patent rights.

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

Our licensors’ pending and future patent applications and our own pending and future patent applications may not result in patents being issued that protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and products. Even if our or our licensors’ patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection against competing products or processes sufficient to achieve our business objectives, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our in-licensed patents or any patents we may own in the future by developing similar or alternative technologies or products in a non-infringing manner. Our competitors may seek to market generic versions of any approved products by submitting abbreviated NDAs to the FDA in which they claim that patents licensed by us or may be owned by us in the future are invalid, unenforceable, and/or not infringed. Alternatively, our competitors may seek approval to market their own products similar to or otherwise competitive with our product candidates. In these circumstances, we may need to defend and/or assert our in-licensed or owned patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court, or other agency with jurisdiction may find our in-licensed patents or any owned patents, should such patents issue in the future, not infringed, invalid and/or unenforceable.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our in-licensed patents or patents we may own in the future may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Any impairment of our intellectual property rights, or our failure to protect our intellectual property rights adequately, could give third parties access to our technology and product candidates and could materially and adversely impact our business, financial condition, results of operations and growth prospects.

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

For certain product candidates, we rely on licenses to certain patent rights and other intellectual property that are important or necessary to the development of these product candidates. For example, we depend on a license agreement from Anacor, a biopharmaceutical company that originally developed epetraborole and is currently a wholly-owned subsidiary of Pfizer. Additionally, we have licensed our rights under the Anacor agreement in China, Hong Kong, Taiwan and Macau to Brii Biosciences.

Anacor has relied upon, our other licensors may have relied upon, and any future licensors may rely upon, third-party companies, consultants or collaborators, or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. We have sublicensed certain patents from Anacor that are owned, maintained and prosecuted by GSK. If third-party companies such as GSK fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize our product candidates that are the subject of such licensed rights could be adversely affected. Further, we rely upon Anacor’s compliance with its license agreement with GSK to maintain our sublicense to such patents owned by GSK, and any termination of Anacor’s license agreement with GSK could result in us losing our license to epetraborole. Further development and commercialization of our product candidates may require us to enter into additional license or collaboration agreements. Our future licenses may not provide us with exclusive rights to use the licensed patent rights and other intellectual property, or may not provide us with exclusive rights to use such patent rights and intellectual property in all relevant fields of use and in all territories in which we wish to develop or commercialize our product candidates in the future.

Our license agreement with Anacor, and other intellectual property-related agreements we have entered into and may in the future enter into may impose diligence and other obligations, including payment of milestones and royalties. For example, our license agreement from Anacor requires us to satisfy diligence requirements, including using commercially reasonable efforts to develop and commercialize products. If we fail to comply with our obligations to Anacor or any other or future licensors, those counterparties may have the right to terminate the license agreements, in which event we might not be able to develop, manufacture, or market any product candidate licensed under the agreements, which could materially adversely affect the value of the product candidate being developed under any such agreement and further involve termination of our rights to important intellectual property or technology.

In spite of our efforts, Anacor might conclude, or any other or future licensors might conclude, that we are in material breach of obligations under our license agreements and may therefore have the right to terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by such license agreements. If such in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, our competitors would have the freedom to seek regulatory approval of, and to market, products identical to our product candidates and the licensors to such in-licenses could prevent us from commercializing product candidates that rely upon the patents or other intellectual property rights which were the subject matter of such terminated agreements. In addition, we may seek to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties (potentially including our competitors) to receive licenses to a portion of the intellectual property that is subject to our existing licenses. Any of these events could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Under our license agreement with Anacor, and any other or future license agreements, disputes may arise regarding intellectual property subject to a licensing agreement, including:

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

We currently have rights to intellectual property through licenses from third parties, including Anacor, to identify and develop product candidates. We may find it necessary or prudent to obtain licenses from other third-party intellectual property holders in order to avoid infringing these third-party patents. For example, many pharmaceutical companies, biotechnology companies and academic institutions compete with us and may be filing patent applications that are potentially relevant to our business. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to license any intellectual property rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may become involved in lawsuits to protect or enforce our owned or in-licensed patents or other intellectual property, which could be expensive, time-consuming and unsuccessful.

Competitors or other third parties may infringe, misappropriate or otherwise violate our in-licensed issued patents or other intellectual property rights we may own. To counter such infringement, misappropriation, violation or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against third parties could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their patents, trademarks, copyrights or other intellectual property rights. In addition, our in-licensed patents may become involved in inventorship or priority disputes. Third parties may raise challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in derivation, revocation, reexamination, post-grant review (“PGR”), inter partes review (“IPR”), interference proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings challenging any patents that we may own or in-license. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our potential future owned patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, invalidate, or render unenforceable, our potential future owned patents or licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights In a patent infringement proceeding, there is a risk that a court will decide that a patent we own or in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents are upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our owned or in-licensed patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our owned or in-licensed patents could limit our ability to assert our owned or in-licensed patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, in the future, we expect to rely on trademarks to distinguish our product candidates that are approved for marketing, if any, and if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the third party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

In any infringement litigation, any award of monetary damages we receive may not be commercially valuable. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during litigation. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Moreover, there can be no assurance that we will have sufficient financial or other resources to adequately file and pursue such infringement claims, which typically last for years before they are concluded. Some of our competitors and other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Even if we ultimately prevail in such claims, the monetary cost of such litigation and the diversion of the attention of our management and scientific personnel could outweigh any benefit we receive as a result of the proceedings. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing, misappropriating, otherwise violating or successfully challenging our intellectual property rights. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a negative impact on our ability to compete in the marketplace, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could significantly harm our business.

Our commercial success depends, in part, on our ability to develop, manufacture, market and sell our product candidates and use our proprietary chemistry technology without infringing, misappropriating or otherwise violating the intellectual property rights of third parties. Numerous third-party U.S. and non-U.S. issued patents exist in the area of antibacterial treatment, including compounds, formulations, treatment methods and synthetic processes that may be applied towards the synthesis of antibiotics. If any such patents of third parties cover our product candidates or technologies, we may not be free to manufacture or market our product candidates as planned.

There is a substantial amount of intellectual property litigation in the biotechnology and pharmaceutical industries, and we may become party to, or threatened with, litigation or other adversarial proceedings regarding intellectual property rights with respect to our technology or product candidates, including interference proceedings before the USPTO. Third parties may assert claims against us based on existing or future intellectual property rights. The outcome of intellectual property litigation is subject to uncertainties that cannot be adequately quantified in advance.

If we are found to have infringed, misappropriated or otherwise violated any third party’s intellectual property rights, we could be forced, including by court order, to cease developing, manufacturing, or commercializing our product candidates. Alternatively, we may be required to obtain a license from such third party in order to use technology and continue developing, manufacturing or marketing product candidates that infringe, misappropriate or otherwise violate such third party’s intellectual property rights. However, we may not be able to obtain any such required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We may also be required to pay substantial ongoing royalty or license payments or fees or comply with other unfavorable terms. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative effect on our business. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property rights could be costly and time-consuming and divert the attention of our management and key personnel from our business operations. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information or trade secrets could be compromised by disclosure during this type of litigation. During the course of litigation, there could be public announcements or the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Negative publicity related to a decision by us to initiate such enforcement actions against a customer or former customer, regardless of its accuracy, may adversely impact our other customer relationships or prospective customer relationships, harm our brand and business and could cause the market price of our common stock to decline. Any of the foregoing arising from uncertainty in legal proceedings could materially and adversely impact our business, financial condition, results of operations and growth prospects.

We may be subject to claims by third parties asserting that we or our employees, consultants and advisors have misappropriated their intellectual property rights or claiming ownership of what we regard as our own intellectual property rights.

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

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property rights to execute agreements assigning such intellectual property rights to us, such employees and contractors may breach the agreement and claim the developed intellectual property as their own. Further, we may be unsuccessful in executing such agreements with each party who, in fact, conceives, or develops intellectual property that we regard as our own. The assignment of intellectual property may not be self-executing and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property.

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

We expect to rely on trademarks as one means to distinguish any of our product candidates that are approved for marketing from the products of our competitors. We have not yet selected trademarks for our product candidates and have not yet begun the process of applying to register trademarks for our product candidates. Once we select trademarks and apply to register them, our trademark applications may not be approved. Third parties who have prior rights to our trademarks or third parties who have prior rights to similar trademarks may oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our product candidates, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. At times, competitors may adopt trade names or trademarks similar to ours, thereby diluting or impeding our ability to build brand identity and possibly leading to market confusion. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks and may not be able to prevent such third parties from using and marketing any such trademarks.

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

In addition to seeking patent protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, these agreements may be inadequate to protect our proprietary and intellectual property rights. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. In addition, we may not be able to obtain adequate remedies for any such breaches. Although we use reasonable efforts to protect this proprietary information and technology, we also cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information, know-how, trade secrets or other proprietary information or each individual who has developed intellectual property on our behalf. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property rights will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, distracting to management, and time-consuming, and the outcome is unpredictable and varied depending on the jurisdiction. In addition, some courts inside and outside the United States, in countries in which we operate or intend to operate, are less willing, or unwilling, to protect trade secrets, know-how and other proprietary information. Any claims or litigation could cause us to incur significant expenses. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources.

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

Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents we license or may own in the future protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our product candidates. Depending upon the timing, duration, and specifics of any FDA approval of any of our product candidates, one or more of our in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Action of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such patent term extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and growth prospects could be materially harmed.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and patent applications will be due to be paid to the USPTO and various government patent agencies outside of the United States over the lifetime of our owned or in-licensed patents and patent applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. In some cases, we or our licensors may not be able to obtain patent protection for certain licensed technology outside the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States, even in jurisdictions where we or our licensors do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our in-licensed inventions in all countries outside the United States, even in jurisdictions where our licensors do pursue patent protection or from selling or importing products made using our inventions in and into the United States or other jurisdictions.

In addition, geo-political actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the United States and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the United States without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our owned or in-licensed intellectual property rights, if pursued and obtained, or the marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our owned or in-licensed patents at risk of being invalidated or interpreted narrowly and our owned or in-licensed patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Further, on June 1, 2023, the European Union Patent Package (“EU Patent Package”) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patent applications and patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, results of operations and growth prospects.

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

Disruptions at the FDA and other government agencies caused by the transition to a new administration with different philosophies, funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including the transition to a new administration, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and certain Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine operations.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if renewed global health concerns, funding shortages or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022, provided the FDA new statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to, among other things, have a confirmatory trial underway prior to such approval being granted.

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

Accordingly, assuming we receive regulatory approval for one or more product candidates, we and our contract manufacturers will continue to expend time, money, and effort in all areas of regulatory compliance. If we or a regulatory agency discover previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facilities where the product is manufactured, a regulatory agency may impose restrictions on that product, the manufacturing facility or us, including requiring recall or withdrawal of the product from the market or suspension of manufacturing. In addition, failure to comply with the FDA and other comparable foreign regulatory requirements may subject our company to administrative or judicially imposed sanctions, including:

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

The FDA and other regulatory authorities strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the internet and off-label promotion. For example, any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. While physicians in the United States may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA.

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

•
the federal Physician Payments Sunshine Act, which requires manufacturers of certain drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare providers (such as nurse practitioners and physicians assistants) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and local laws requiring the licensure of pharmaceutical sales representatives.

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

On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (the “IRA”) into law, which among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. CMS published the negotiated prices for the initial ten drugs, which will first be effective in 2026, and the list of the subsequent 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure, drug price reporting, and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Outside of the United States, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

Government Downsizing Initiatives Could Adversely Impact FDA Operations, Leading to Potential Delays in Regulatory Review and Approval

Recent government downsizing initiatives, including efforts to reduce the size and scope of federal agencies such as the U.S. Food and Drug Administration (“FDA”), could negatively impact the agency’s ability to efficiently review and approve new drug applications. These initiatives may lead to staff reductions, voluntary resignations, and resource constraints that could slow down regulatory processes, including clinical trial oversight, new drug application reviews, and post-market surveillance activities.

In addition, future agency cost-cutting measures, budget reductions, or structural changes remain uncertain and could further disrupt the FDA operations. Any prolonged delays or unpredictability in regulatory timelines may adversely affect our ability to bring our product candidates to market in a timely manner, which could have a material impact on our business, financial condition, and future growth prospects.

Disruptions at the FDA and other government agencies caused by funding shortages, staff reductions or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and foreign regulatory authorities to review and/or approve new products can be affected by a variety of factors, including government budget and funding levels, staff reductions, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies such as the EMA, following its relocation to Amsterdam and resulting staff changes, may also slow the time necessary for new drugs and biologics or modifications to approved drugs or biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

If a prolonged government shutdown occurs, or if staffing reductions or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

We are also subject to export control, import, and trade sanctions laws and regulations which may restrict or prohibit altogether the provision, sale, or supply of our product candidates to certain governments, persons, entities, countries, and territories, including those that are the target of comprehensive sanctions or an embargo. Additionally, new or increased tariffs and other changes in U.S. trade policy, including new sanctions, could trigger retaliatory actions by affected countries. Obtaining the necessary export license or other authorization for a particular transaction may be time-consuming and may result in the delay or loss of sales opportunities. Violations of U.S. export control, import, or sanctions laws and regulations can result in significant fines or penalties and possible incarceration for responsible employees and managers.

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

We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, future sales of substantial amounts of our common stock in the public market, including shares issued upon exercise of outstanding options, or vesting of restricted stock units, or the perception that such sales may occur, could adversely affect the market price of our common stock.

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

As of December 31, 2024, we had federal and state net operating loss (“NOLs”) carryforwards of approximately $81.3 million and $166.3 million, respectively. Under the Tax Cuts and Jobs Act of 2017 (“the Tax Act”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), our NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. There is variation in how states have responded and may continue to respond to the Tax Act or the CARES Act. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future. As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

General Risk Factors

The trading price of our common stock has been and may continue to be volatile.

The trading price of our common stock has been subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. The stock market in general and the market for biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their shares at or above the price paid for the shares. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report Form 10-K, these factors include:

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

As a public company in the United States, we are incurring significant legal, accounting, and other expenses. These expenses will likely be even more significant after we no longer qualify as an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies in the United States, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations has increased our legal and financial compliance costs and has made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur or the timing of such costs.

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

If we fail to adhere to the listing requirements of the Nasdaq Global Select Market our common stock could be delisted.

If we are unable to comply with the listing requirements of the Nasdaq Global Select Market, our stock could be delisted for such failure. If our common stock is delisted from Nasdaq, we could be required to list on the over-the-counter market, which may adversely affect the price and trading liquidity of our common stock. Delisting from the Nasdaq may have other negative results, including the potential loss of confidence in us by employees and partners, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing on favorable terms or at all.

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

Item 2. Properties.

Our current corporate headquarters are located in Menlo Park, California, where we lease approximately 1,731 square feet of office space pursuant to a lease agreement that commenced in May 2021 and expires in August 2025. We also lease approximately 2,500 additional square feet of adjacent office space pursuant to a lease agreement that commenced in September 2021 and expires in August 2025. Both leases contain two additional 12-month renewal options through August 2027.

We believe that these existing facilities will be adequate for our near-term needs. If required, we believe that suitable additional or alternative space would be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

The information in Part IV, Note 7—Commitments and Contingencies—Contingencies is incorporated herein by reference.

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

Stockholders

As of February 28, 2025, we had 29 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of December 31, 2024 and results of operations for the years ended December 31, 2024 and 2023 should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (“Form 10-K”.) This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-K to “AN2,” the “Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Our lead candidate is epetraborole, which we are studying as a potential once-daily, oral treatment with a novel mechanism of action for patients with non-tuberculous mycobacterial (“NTM”) lung disease, a rare, chronic and progressive infectious disease caused by bacteria known as mycobacteria, which leads to irreversible lung damage and can be fatal. Epetraborole is designed to produce broad-spectrum antimycobacterial activity through inhibition of an essential and universal step in bacterial protein synthesis. Its novel mechanism of action is enabled by boron chemistry, our core technology approach. We in-licensed the exclusive worldwide development and commercialization rights for epetraborole from Pfizer Inc. in 2019.

Our lead development target in NTM is treatment-refractory MAC lung disease, a condition with high unmet need where the mycobacterial infection persists despite standard front-line therapies. These patients represent complex cases for treatment, often presenting with structural lung damage, high levels of resistance to background therapies, and persistent symptoms that can significantly degrade quality of life. In 2023, the FDA issued a Guidance for Industry recommending that new potential therapies demonstrate evidence of symptom improvement, measured with patient-reported outcome tools, as the primary endpoint for approval. To date, no drugs have been approved by the FDA based on symptom improvement in a treatment refractory population. The only approved therapy for treatment-refractory MAC lung disease received accelerated approval based on the surrogate endpoint of sputum culture conversion without demonstrating symptom improvement.

On August 8, 2024, we announced topline results from the Phase 2 part of EBO-301, a Phase 2/3 study evaluating epetraborole on top of optimized background regimen (“OBR”) in treatment-refractory MAC lung disease, and terminated the Phase 3 portion of the trial with 97 patients enrolled. The Phase 2 part of the study met its primary objective of demonstrating the potential validation of a novel patient-reported outcome (PRO) tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19). However, sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). Epetraborole was generally well tolerated in the trial.

Consistent with the FDA’s 2023 Guidance, the primary purpose of the Phase 2 part of the EBO-301 study was to test the validity of multiple patient-reported outcome tools in a treatment refractory population, with the goal of identifying a PRO-based primary endpoint for the Phase 3 portion of the trial. To that end, we recently submitted an amended statistical analysis plan to the FDA selecting the Quality of Life – Bronchiectasis (QOL-B) respiratory domain patient reported outcome (PRO) instrument as the primary efficacy endpoint for the Phase 3 part of the EBO-301 trial. We anticipate releasing top-line Phase 3 data from the 97 Phase 3 patients in the second quarter of 2025. If these Phase 3 data confirm the Phase 2 findings, we plan to meet with the FDA to discuss potential registrational pathways in TR-MAC.

We are also studying epetraborole for the treatment of acute melioidosis. We completed enrollment in a 200-patient observational trial (non-epetraborole treatment) in October 2024 and expect to announce topline data in the second half of 2025. These data will inform a Phase 2 proof of concept study that is planned to initiate start up activities in the second half of 2025. Melioidosis is a deadly bacterial infection and global bioterrorism threat with a 90-day mortality rate of approximately 50% using standard of care (SOC) drugs ceftazidime or meropenem. The aim of the program is to meaningfully lower the expected mortality rate by dosing epetraborole on top of SOC.

Beyond epetraborole, we are conducting Phase-1-enabling studies with AN2-502998 (formerly known as AN15368), an investigational, boron-based small molecule in development for the treatment of chronic Chagas disease, and have several research programs targeting the development of novel compounds in oncology and infectious disease based on our boron chemistry platform. In October 2023, we announced an exclusive license agreement with the University of Georgia Research Foundation to advance the development of AN2-502998, originally discovered by researchers at Anacor, in close collaboration with the University of Georgia. AN2-502998 is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in non-human primates with long-term, naturally acquired chronic infections of diverse T. cruzi genetic types. We anticipate initiating a Phase 1 study in 2025. We also anticipate 1 to 2 new development candidates in oncology in 2025.

In August 2024, we also announced a reduction of approximately 50% of our workforce, which was approved by the Board in connection with our restructuring following discontinuation of the EBO-301 study and to further extend our operating capital. In connection with the workforce reduction, we recognized severance and other charges of $2.2 million, primarily consisting of severance payments and other employee termination-related expenses.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $51.3 million and $64.7 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $205.8 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock, proceeds from our initial public offering (“IPO”), “at-the-market” equity offering program (“ATM Offering”) and an underwritten offering (the “Underwritten Offering”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses.

As of December 31, 2024, we had cash, cash equivalents and investments of $88.6 million. We believe that our available cash will be sufficient to fund our planned operations through at least twelve months following the date of this Form 10-K.

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

Due to ongoing developments in our business and clinical development and regulatory efforts, among other factors, our results of operations may vary substantially from year to year and from quarter to quarter and, as a result, we believe that period to period comparisons of our operating results may not be meaningful and should not be relied upon as being indicative of our future performance. For more information on the risks and uncertainties associated with our business and our clinical development and regulatory efforts, among other factors, see “Part I Item 1A—Risk Factors.”

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and personnel-related expenses, including salaries and bonuses, payroll taxes, employee benefit costs, and non-cash stock-based compensation. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, and professional service fees for auditing, tax, general legal services, and other external consulting and vendor services. We expect our general and administrative expenses to continue to increase in the future, including expenses related to legal, accounting, regulatory, and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Select Market and the Securities and Exchange Commission ("SEC"), directors and officers liability insurance premiums, and investor relations activities.

Restructuring Charges

Our restructuring charges consist primarily of employee severance payments and other employee termination-related expenses.

Interest Income

Interest income consists of interest income and investment income earned on our cash, cash equivalents, and investments.

Other Income

Other income consists of income associated with foreign currency fluctuations.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

The following table sets forth the significant components of our results of operations:

	Year Ended
	December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$40,488	$54,871	$(14,383)	(26%)
General and administrative	14,066	14,764	(698)	(5%)
Restructuring charges	2,234	—	2,234	100%
Total operating expenses	56,788	69,635	(12,847)	(18%)
Loss from operations	(56,788)	(69,635)	12,847	(18%)
Interest income	5,467	4,860	607	12%
Other income	—	43	(43)	(100%)
Net loss	$(51,321)	$(64,732)	$13,411	(21%)

Research and Development Expenses

Research and development expenses, including related-party research and development expenses, were $40.5 million for the year ended December 31, 2024 compared to $54.9 million for the year ended December 31, 2023. The decrease of $14.4 million was primarily due to decreases in clinical trial costs, chemistry manufacturing and controls (“CMC”) expenses, personnel-related expenses, allocated facilities and miscellaneous expenses, licensing fees, and consulting and outside services, partially offset by an increase in preclinical and research expenses. Clinical trials expenses decreased by $5.6 million due to decreased costs associated with the termination of our Phase 2/3 clinical trial in treatment refractory NTM lung disease in August 2024 and completion of our Phase 1 clinical trials in 2023. Costs related to CMC activities decreased by $4.4 million due to completion of certain activities related to epetraborole and the timing of non-dilutive funding expense offsets. Personnel-related costs decreased by $3.3 million due to our restructuring activities. Allocated facilities and miscellaneous expenses decreased by $0.9 million due to recognition of our qualified small business payroll tax credit and our non-dilutive funding expense offset. Licensing fees decreased by $0.2 million and consulting and outside services decreased by $0.1 million. These decreases were partially offset by $0.1 million increase due to the prioritization of certain research programs. During the years ended December 31, 2024 and 2023, a total reimbursement of $3.7 million and $2.5 million, respectively, of operating expenses were recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Year Ended
	December 31,
	2024	2023	Change	% Change
	(in thousands, except percentages)
Clinical trials expenses	$15,626	$21,200	$(5,574)	(26%)
Personnel-related expenses	13,244	16,561	(3,317)	(20%)
Consulting and outside services	4,707	4,770	(63)	(1%)
Preclinical and research study expenses	3,569	3,517	52	1%
Chemistry manufacturing and controls	2,909	7,316	(4,407)	(60%)
Other expenses	433	1,507	(1,074)	(71%)
Total research and development expenses	$40,488	$54,871	$(14,383)	(26%)

General and Administrative Expenses

General and administrative expenses were $14.1 million for the year ended December 31, 2024 compared to $14.8 million for the year ended December 31, 2023. The decrease of $0.7 million was primarily attributable to $0.4 million decrease in professional services expenses, $0.4 million decrease in facilities and miscellaneous expenses and $0.2 million decrease in D&O insurance expenses. These decreases were partially offset by $0.3 million increase in personnel related expenses, primarily related to stock-based compensation expense.

Restructuring Charges

Restructuring charges were $2.2 million for the year ended December 31, 2024 consisting of severance payments and other employee termination-related expenses. We had no restructuring charges for the year ended December 31, 2023.

Interest Income

Interest Income was $5.5 million for the year ended December 31, 2024 compared to $4.9 million for the year ended December 31, 2023. The increase of $0.6 million was due to higher interest rates despite lower cash, cash equivalents and short and long-term investment balances in 2024 as compared to 2023.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the years ended December 31, 2024 and 2023, we had net losses of $51.3 million and $64.7 million, respectively, and we expect to incur substantial additional losses in future periods. As of December 31, 2024, we had an accumulated deficit of $205.8 million. As of December 31, 2024, we had cash, cash equivalents, short-term investments and long-term investments of $88.6 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-K.

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
•
the timing of enrollment of any future clinical trials;
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

Adequate funding may not be available to us on acceptable terms or at all. Our failure to raise capital as and when needed could have a negative impact on our financial condition and ability to pursue our business strategies. If we are unable to raise additional funds when needed, we may be required to delay, reduce or terminate some or all of our development programs and clinical trials or we may also be required to terminate rights to future product candidates. If we are required to enter into collaborations and other arrangements to supplement our funds, we may have to give up certain rights that limit our ability to develop and commercialize our product candidates or may have other terms that are not favorable to us or our stockholders, which could materially affect our business and financial condition.

See the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for additional risks associated with our substantial capital requirements.

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Year Ended
	December 31,
	2024	2023
	(in thousands)
Cash used in operating activities	$(49,257)	$(53,288)
Cash provided by (used in) investing activities	54,589	(43,278)
Cash provided by financing activities	372	84,994
Net increase (decrease) in cash and cash equivalents	$5,704	$(11,572)

Cash Used in Operating Activities

Net cash used in operating activities was $49.3 million for the year ended December 31, 2024, which consisted of a net loss of $51.3 million, primarily due to the use of funds to develop our product candidates, and a net decrease of $3.0 million in our net operating assets and liabilities offset by a net increase of $5.0 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $4.5 million in accrued compensation and accrued liabilities due to a decrease in accrued research and development expenses, partially offset by an increase of $0.8 million in prepaid expenses and other current assets, an increase of $0.6 million in accounts payable and an increase of $0.1 million in other current liabilities. The non-cash charges consisted of stock-based compensation expense of $8.3 million, partially offset by net accretion of discounts on investments of $3.3 million.

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

Cash Used in Investing Activities

Net cash provided by investing activities was $54.6 million for the year ended December 31, 2024, which primarily consisted of $101.3 million in proceeds from maturities of investments, partially offset by $46.7 million in purchases of investments.

Net cash used in investing activities was $43.3 million for the year ended December 31, 2023, which primarily consisted of $132.2 million in purchases of investments, partially offset by $88.9 million in proceeds from maturities of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.4 million for the year ended December 31, 2024, which primarily consisted of net proceeds from the issuance of common stock under the ESPP and from the exercises of stock options.

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

Stock-Based Compensation

We use a fair value-based method to account for all stock-based compensation arrangements with employees and non-employees, which include stock options. The fair value of the option granted is recognized on a straight-line basis over the period during which an optionee is required to provide services in exchange for the option award, known as the requisite service period, which usually is the vesting period. We account for forfeitures as they occur. In determining fair value of the stock options granted, we use the Black–Scholes option pricing model, which requires the input of subjective assumptions. These assumptions include: the estimated length of time employees will retain their vested stock options before exercising them (expected term), the estimated volatility of our common stock price over the expected term (expected volatility), risk-free interest rate, and expected dividends. See Note 9—Equity Incentive Plan and Stock-Based Compensation to our audited financial statements included elsewhere in this Form 10-K for information concerning certain of the specific assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock options granted in the years ended December 31, 2024 and 2023. Changes in the following assumptions can materially affect the estimate of fair value and ultimately how much stock-based compensation expense is recognized; and the resulting change in fair value, if any, is recognized in our statement of operations and comprehensive loss during the period the related services are rendered. These inputs are subjective and generally require significant analysis and judgment to develop.

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

For the years ended December 31, 2024 and 2023, there was $0.2 million and an insignificant amount of cash received upon exercise of stock options, respectively.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $88.6 million as of December 31, 2024, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities and government securities.

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

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. We were not exposed to material foreign currency risk during the year ended December 31, 2024.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Form 10-K.

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

Our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as described below.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that as of December 31, 2024, our internal control over financial reporting was not effective due to material weaknesses in internal control over financial reporting, as described below.

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

The material weaknesses identified were as follows, and continue to exist as of December 31, 2024:

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

Other than the material weakness associated with the accounting for certain non-route or complex transactions, including the proper application of U.S. GAAP, which has been remediated, the remaining material weaknesses will not be considered remediated until the design requirements described above have been finalized, and the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses related to lack of sufficient resources, insufficient segregation of duties, lack of designing and maintaining formal accounting policies, procedures and controls and lack of designing and maintaining effective controls over IT, were not remediated as of December 31, 2024.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

We have adopted insider trading policies and procedures governing the purchase, sale and other dispositions of our securities by directors, officers and employees that are designed to promote compliance with insider trading laws, rules and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41331	3.1	June 24 2025
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of AN2 Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on August 15, 2024.	8-K	001-41331	3.1	August 19, 2024
4.1	Form of Common Stock Certificate.	S-1	333-263295	4.1	March 21, 2022
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2021.	S-1	333-263295	4.2	March 4, 2022
4.3	Description of Securities	10-K	001-41331	4.3	March 29, 2023
4.4	Rights Agreement, dated as of August 15, 2024, between AN2 Therapeutics, Inc. and Equiniti Trust Company, LLC, which includes Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	8-K	001-41331	4.1	August 19, 2024
10.1#	AN2 Therapeutics, Inc. 2017 Equity Incentive Plan, as amended.	S-1	333-263295	10.1	March 4, 2022
10.2#	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and Early Exercise Stock Purchase Agreement under the AN2 Therapeutics, Inc. 2017 Equity Incentive Plan.	S-1	333-263295	10.2	March 4, 2022
10.3#	AN2 Therapeutics, Inc. 2022 Equity Incentive Plan	10-K	001-41331	10.3	March 29, 2024
10.4#	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the AN2 Therapeutics, Inc. 2022 Equity Incentive Plan.	S-1	333-263295	10.4	March 4, 2022
10.5#	Form of Restricted Stock Unit Grant Notice and Award Agreement under the AN2 Therapeutics, Inc. 2022 Equity Incentive Plan.	10-K	001-41331	10.5	March 29, 2024
10.6#	AN2 Therapeutics, Inc 1022 Employee Stock Purchase Plan.	10-K	001-41331	10.6	March 29, 2024
10.7#	AN2 Therapeutics, Inc. 2022 Non-Employee Director Compensation Policy.	S-1	333-263295	10.7	March 4, 2022
10.8#	AN2 Therapeutics, Inc. Officer Severance Plan.	S-1	333-263295	10.8	March 4, 2022
10.9#	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers.	S-1	333-263295	10.9	March 4, 2022
10.10#	Offer Letter by and between the Registrant and Eric Easom, dated November 19, 2019.	S-1	333-263295	10.10	March 4, 2022
10.11#	Offer Letter by and between the Registrant and Lucy Day, dated November 19, 2019.	S-1	333-263295	10.11	March 4, 2022
10.12#	Offer Letter by and between the Registrant and Sanjay Chanda, dated November 19, 2019.	S-1	333-263295	10.12	March 4, 2022
10.13‡	License Agreement by and between the Registrant and Anacor Pharmaceuticals, Inc., dated November 20, 2019, as amended on December 3, 2021.	S-1	333-263295	10.13	March 4, 2022
10.14‡	License Agreement by and between the Registrant and Brii Biosciences Limited, dated November 20, 2019.	S-1	333-263295	10.14	March 4, 2022
10.15	Amended and Restated Global Health Agreement by and among the Registrant, Adjuvant Global Health Technology Fund L.P., and Adjuvant Global Health Technology Fund DE L.P., dated March 5, 2021.	S-1	333-263295	10.15	March 4, 2022

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.16#	Offer Letter by and between the Registrant and Joshua Eizen, dated September 19, 2022.	10-Q	001-41331	10.1	November 9, 2022
10.17#*	AN2 Therapeutics, Inc. 2024 Amended Non-Employee Director Compensation Policy
10.18‡*	Exclusive Patent License Agreement, dated October 10, 2023, by and between the Registrant and the University of Georgia Research Foundation, Inc
19.1*	AN2 Therapeutics, Inc. 2022 Insider Trading Policy
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K.)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-41331	97.1	March 29, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

‡ Portions of this exhibit (indicated by [*]) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Balance Sheets as of December 31, 2024 and 2023; (iii) the Statements of Operations and Comprehensive Loss for the years ended December 31, 2024 and 2023; (iv) the Statements of Stockholders’ Equity for the years ended December 31, 2024 and 2023; (vi) the Statements of Cash Flows for the years ended December 31, 2024 and 2023; (vii) Notes to Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 2025.

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

Signature	Title	Date

/s/ Eric Easom	Chief Executive Officer, Chair and Director (Principal Executive Officer)	March 25, 2025
Eric Easom

/s/ Lucy O. Day	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2025
Lucy O. Day

/s/ Maggie FitzPatrick	Lead Independent Director	March 25, 2025
Maggie FItzPatrick

/s/ Kabeer Aziz	Director	March 25, 2025
Kabeer Aziz

/s/ Gilbert L. Marks	Director	March 25, 2025
Gilbert L. Marks

/s/ Patricia (Patty) Martin	Director	March 25, 2025
Patricia (Patty) Martin

/s/ Rob Readnour	Director	March 25, 2025
Rob Readnour

/s/ Melvin Spigelman	Director	March 25, 2025
Melvin Spigelman

/s/ Stephanie Wong	Director	March 25, 2025
Stephanie Wong

/s/ Joseph Zakrzewski	Director	March 25, 2025
Joseph Zakrzewski

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AN2 Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AN2 Therapeutics, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 25, 2025

We have served as the Company’s auditor since 2021, which includes periods before the Company became subject to SEC reporting requirements.

AN2 THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$21,351	$15,647
Short-term investments	62,267	91,648
Prepaid expenses and other current assets	2,644	3,212
Total current assets	86,262	110,507
Long-term investments	5,021	27,194
Other assets, long-term	804	1,043
Total assets	$92,087	$138,744
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,317	$2,676
Accrued compensation	1,676	4,018
Accrued liabilities	4,454	6,681
Other current liabilities	791	666
Options subject to repurchase, short-term	—	2
Total liabilities	10,238	14,043
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023, respectively; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at December 31, 2024 and December 31, 2023; 29,919,634 and 29,741,445 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Additional paid-in capital	287,594	278,881
Accumulated other comprehensive gain	31	275
Accumulated deficit	(205,776)	(154,455)
Total stockholders’ equity	81,849	124,701
Total liabilities and stockholders’ equity	$92,087	$138,744

The accompanying notes are an integral part of these financial statements.

AN2 THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$40,488	$54,871
General and administrative	14,066	14,764
Restructuring charges	2,234	—
Total operating expenses	56,788	69,635
Loss from operations	(56,788)	(69,635)
Interest income	5,467	4,860
Other income	—	43
Net loss	(51,321)	(64,732)
Net loss per share attributable to common stockholders, basic and diluted	$(1.72)	$(2.74)
Weighted-average number of shares used in computing net loss per share, basic and diluted	29,828,227	23,600,107
Other comprehensive loss:
Unrealized (loss) gain on investments	(244)	649
Comprehensive loss	$(51,565)	$(64,083)

The accompanying notes are an integral part of these financial statements.

AN2 THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2022	19,402,658	$—	$185,469	$(374)	$(89,723)	$95,372
Issuances of common stock in the “at the market” offering, net of underwriter’s commission and offering costs of $0.9 million	2,502,000	—	19,050	—	—	19,050
Issuances of common stock in the Underwritten Offering, net of underwriter’s commission and offering costs of $4.5 million	7,777,778	—	65,479	—	—	65,479
Issuance of common stock under the ESPP	44,009	—	366	—	—	366
Issuance of common stock upon exercise of stock options	15,000	—	99	—	—	99
Vesting of early exercised stock options	—	—	6	—	—	6
Stock-based compensation	—	—	8,412	—	—	8,412
Unrealized gain on available-for-sale investments	—	—	—	649	—	649
Net loss	—	—	—	—	(64,732)	(64,732)
Balances at December 31, 2023	29,741,445	—	278,881	275	(154,455)	124,701
Issuance of common stock under the ESPP	70,700	—	147	—	—	147
Issuance of common stock upon exercise of stock options	28,930	—	225	—	—	225
Vesting of early exercised stock options	—	—	3	—	—	3
Issuance of common stock upon release of restricted stock units	38,556	—	—	—	—	—
Issuance of common stock upon release of restricted stock awards	40,003	—	—	—	—	—
Stock-based compensation	—	—	8,338	—	—	8,338
Unrealized loss on available-for-sale investments	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(51,321)	(51,321)
Balances at December 31, 2024	29,919,634	$—	$287,594	$31	$(205,776)	$81,849

The accompanying notes are an integral part of these financial statements.

AN2 THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(51,321)	$(64,732)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,338	8,412
Non-cash operating lease expense	—	53
Net accretion of discount on investments	(3,279)	(2,855)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	807	(1,026)
Accounts payable	641	553
Accrued compensation	(2,342)	1,850
Accrued liabilities	(2,227)	3,844
Operating lease liabilities	—	(53)
Other current liabilities	126	666
Net cash used in operating activities	(49,257)	(53,288)
Cash flows from investing activities
Purchases of investments	(46,751)	(132,178)
Maturities of investments	101,340	88,900
Net cash provided by (used in) investing activities	54,589	(43,278)
Cash flows from financing activities
Proceeds from issuance of common stock from the Underwritten Offering, net of commissions and offering expenses	—	65,479
Proceeds from issuance of common stock from the “at-the-market” offering, net of commissions and offering expenses	—	19,050
Proceeds from issuance of common stock under the ESPP	147	366
Proceeds from exercise of stock options	225	99
Net cash provided by financing activities	372	84,994
Net increase (decrease) in cash and cash equivalents	5,704	(11,572)
Cash and cash equivalents at the beginning of the period	15,647	27,219
Cash and cash equivalents at the end of the period	$21,351	$15,647

The accompanying notes are an integral part of these financial statements.

AN2 Therapeutics, Inc.

Notes to Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from its boron chemistry platform. The Company has a pipeline of boron-based compounds in development for Chagas disease, non-tuberculous mycobacterial (“NTM”), and melioidosis, along with early-stage programs focused on targets in infectious diseases and oncology. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

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

At-The-Market Offering

On April 6, 2023, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC as the Company’s sales agent (“Agent”) to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the year ended December 31, 2024.

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

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). Certain reclassifications have been made to the prior year presentation to conform to the current year presentation. The prior year presentation of "other income, net" on the statements of operations and comprehensive loss has been separated to “interest income” and “other income” and conformed to reflect the current year's presentation.

Risks and Uncertainties

Liquidity

Prior to the IPO, the Company’s operations had historically been financed through the issuance of redeemable convertible preferred stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the years ended December 31, 2024 and 2023, the Company incurred a net loss of $51.3 million and $64.7 million, respectively, and had cash flows used in operating activities of $49.3 million and $53.3 million, respectively. The Company has an accumulated deficit of $205.8 million and $154.5 million as of December 31, 2024 and 2023, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

As of December 31, 2024, the Company had cash, cash equivalents, short-term investments and long-term investments of $88.6 million. Management believes that its cash, cash equivalents and investments as of December 31, 2024 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial and material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Segments

The Company operates and manages its business as one reportable and operating segment. For financial information related to the Company's one operating segment see Note 13 - Segment Reporting.

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

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, corporate debt securities and corporate commercial paper, are stated at fair value. As of December 31, 2024 and 2023, the Company had cash and cash equivalents of $21.4 million and $15.6 million, respectively.

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

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets. There have been no uncollectible accrued interest write-offs in the years ended December 31, 2024 or 2023.

As of December 31, 2024 and 2023, the Company had investments of $67.3 million and $118.8 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the balance sheets. In March 2023, one of the financial institutions utilized by the Company was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation as receiver. Through December 31, 2024, the Company has no off-balance sheet concentrations of credit risk.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Government Contract

In September 2022, the Company received a cost-reimbursement contract award under which the Company is eligible to receive up to $17.8 million from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) to support preclinical, Phase 1 studies and other activities to enable advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. This project will be funded in whole or in part with Federal funds from the NIAID, National Institutes of Health, Department of Health and Human Services, and Department of Defense Contract No. 75N93022C00059. Accounting for this contract does not fall under ASC 606, Revenue from Contracts with Customers, as NIAID will not benefit directly from the advancement of epetraborole. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company applied International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for the NIAID contract payments to the Company. Under IAS 20, government contract proceeds are recognized when there is reasonable assurance the conditions of the contract will be met and the contract funding will be received. For the NIAID contract, this occurs after the qualifying expenses related to the contract have been incurred, or the Company concludes the conditions of the contract have been substantially met. The income related to the reimbursement of operating expenses is then recorded as a reduction of those expenses (see Note 4 - Funding Arrangements).

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

The Company recognizes grant proceeds in accordance with ASC 958-605, Not-for-Profit Entities - Revenue Recognition, when qualifying costs are incurred and the conditions of the grant agreement have been met. When receipt of grant proceeds is reasonably assured, the Company records a reduction to the research and development expenses incurred and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as a liability and recognized as a reduction to the qualifying research and development expenses incurred (see Note 4 - Funding Arrangements).

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the years ended December 31, 2024 and 2023, the Company had $0.2 million of net unrealized loss and $0.6 million of net unrealized gain on available-for-sale investments, respectively.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, unvested RSUs, common stock subject to repurchase related to unvested early exercise of stock options, and shares committed under ESPP are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods because the impact of potentially dilutive securities would be anti-dilutive.

Restructuring Charges

Restructuring charges consist primarily of employee severance payments and other employee termination-related expenses. The Company records restructuring charges based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements, such as those documented by employment agreements or a pre-existing severance policy, in accordance with ASC 712, Nonretirement Postemployment Benefits. Under ASC 712, liabilities for postemployment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC 420, Exit or Disposal Cost Obligations.

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

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 are intended to improve reportable segment disclosure, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024, retrospectively. Newly required disclosures have been included in Note 13 - Segment Reporting.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”) and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	December 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$10,127	$—	$—	$10,127
Short-term investments:
U.S. Treasury securities	Level 1	25,906	24	—	25,930
Commercial paper	Level 2	30,842	11	(14)	30,839
U.S. Government agency securities	Level 2	3,499	6	—	3,505
Corporate debt securities	Level 2	1,991	2	—	1,993
Long-term investments:
U.S. Treasury securities	Level 1	5,019	2	—	5,021
Total		$77,384	$45	$(14)	$77,415

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

	December 31, 2023
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$4,478	$—	$—	$4,478
Short-term investments:
U.S. Treasury securities	Level 1	15,649	31	—	15,680
U.S. Treasury securities	Level 2	1,247	—	(1)	1,246
Commercial paper	Level 2	41,472	47	(2)	41,517
U.S. Government agency securities	Level 2	19,479	30	(5)	19,504
Asset-backed securities	Level 2	8,770	12	(3)	8,779
Corporate debt securities	Level 2	4,914	8	—	4,922
Long-term investments:
U.S. Treasury securities	Level 1	23,542	131	—	23,673
U.S. Government agency securities	Level 2	3,494	28	(1)	3,521
Total		$123,045	$287	$(12)	$123,320

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities, U.S. government agency securities, U.S. Treasury securities and asset-backed securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the year ended December 31, 2024.

As of December 31, 2024, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the years ended December 31, 2024 and 2023, the Company did not sell any available-for-sale investments.

The Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses has been recognized as of December 31, 2024 and 2023. During the years ended December 31, 2024 and 2023, the Company did not recognize any impairment losses related to investments.

As of December 31, 2024 and 2023, the Company had accrued interest receivable of $0.3 million and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. The Company is eligible to receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023 and May 2024, the NIAID exercised two of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million and $3.8 million, respectively, for a cumulative total of $8.8 million. Funding for these options extends the estimated completion of the current contract by 29 months beyond the base period of 18 months to August 2026. As of December 31, 2024, a total of $8.8 million of funding for the 18-month base period plus an additional 29 months for a total of 47 months has been committed.

As of December 31, 2024 and 2023, the Company had recorded a receivable of zero and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets. During the years ended December 31, 2024 and 2023, the Company recorded $1.8 million and $0.9 million of income under the NIAID contract as a reduction in research and development operating expenses.

UGARF Grant

In September 2022, the Company entered into a subcontract agreement with the UGARF to conduct preclinical activities on behalf of UGARF (“UGARF Agreement”). The UGARF reimburses the Company under an award from Wellcome. The Company received $1.4 million from the UGARF to support preclinical development of a boron-containing small molecule for Chagas disease. In July 2024, the Company signed an amendment to the UGARF Agreement for additional funding in the amount of $0.2 million. As of December 31, 2024 and 2023, the Company had recorded a grant receivable of zero and $0.6 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets. During the years ended December 31, 2024 and 2023, the Company recorded income of $0.2 million and $1.3 million, respectively, as a reduction in research and development operating expenses under the UGARF agreement.

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

As of December 31, 2024 and 2023, the Company recorded $0.8 million and $0.7 million, respectively, to other current liabilities on the balance sheets. During the years ended December 31, 2024 and 2023, the Company recorded income of $1.7 million and $0.3 million, respectively, as a reduction in research and development operating expenses under the 2024 and 2023 BMGF Agreements.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

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

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the years ended December 31, 2024 and 2023.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued clinical trial-related expenses	$2,377	$4,809
Accrued research and development-related expenses	1,974	1,746
Accrued professional services expenses	52	24
Other	51	102
Total accrued liabilities	$4,454	$6,681

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2024 and 2023, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Adjuvant Global Health Agreement

In conjunction with Adjuvant Global Health Technology Fund L.P.’s (“Adjuvant”) investment in the Company in 2019 and 2020, the Company entered into a Global Health Agreement with Adjuvant, pursuant to which the Company agreed to support the creation of innovative and affordable drugs to treat disease, through public health programs and private purchasers in Low and Lower-Middle-Income Countries (as such terms are defined by the World Bank and in the agreement).

Adjuvant’s investment supports the development of the Company’s product candidate, epetraborole, for use in melioidosis-endemic and melioidosis-at-risk countries and in tuberculosis-endemic and tuberculosis-at-risk countries, as defined in the agreement as amended and restated. These global access commitments will remain in effect until the latter of either that Adjuvant ceases to be a shareholder of the Company, or ten years following epetraborole approval for the treatment of melioidosis by a regulatory authority.

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

In April 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC as the Company’s Agent, to issue and sell up to an aggregate gross sales of $100.0 million in Shares of the Company’s common stock through the ATM Offering. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the year ended December 31, 2024.

In August 2023, the Company entered into an Underwriting Agreement with Cowen and Company, LLC, Leerink Partners LLC and Evercore Group L.L.C. as representatives of several underwriters to issue and sell 7,777,778 shares of common stock at an offering price of $9.00 per share through the Underwritten Offering, resulting in net proceeds of $65.5 million, after deducting commissions and other offering costs.

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of December 31, 2024 and 2023, consists of the following:

	December 31,	December 31,
	2024	2023
Stock options, issued and outstanding	4,890,843	3,930,306
Unvested restricted stock units	516,511	—
Stock options, authorized for future issuance	859,841	1,254,721
ESPP, authorized for future issuance	563,731	337,017
Total	6,830,926	5,522,044

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding at December 31, 2024 and 2023.

Shareholder Rights Plan

In August 2024, the Company entered into a Rights Agreement between the Company and Equiniti Trust Company, LLC as Rights Agent (as amended from time to time, the “Rights Agreement"), which was previously approved by the Board. In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of the common stock, par value $0.00001 per share, of the Company outstanding at the close of business on August 29, 2024 (the “Record Date”). Each Right entitles the registered holder thereof, after the Rights become exercisable and until August 15, 2025 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share (the “Series A Preferred”), of the Company at a price of $6.50 per one one-thousandth of a share of Series A Preferred, subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement”) and the Rights will expire on August 15, 2025, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. Additional information regarding the Rights Agreement is contained in a Current Report on Form 8-K filed with the SEC. The adoption of the Shareholder Rights Plan had no impact on the financial position of the Company.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other forms of awards to employees, directors, and consultants. As of December 31, 2024, no stock appreciation rights or performance awards were issued.

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

The initial number of shares of the Company’s common stock that may be issued under the 2022 Plan will not exceed 4,423,920 shares of the Company's common stock, which is the sum of (i) 1,870,000 new shares, plus (ii) 2,553,920 shares related to the 2017 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and continuing through January 1, 2032, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company's board of directors no later than December 31 of the immediately preceding year. Accordingly, effective January 1, 2024, the number of shares in the 2022 Plan increased by 1,189,657 shares, representing 4% of the prior year end’s common stock outstanding. The maximum number of shares of the Company's common stock that may be issued on the exercise of stock options or vesting of RSUs and RSAs under the 2022 Plan is 13,271,760 shares.

Since the date of incorporation and through December 31, 2024, the Company issued stock options, RSUs and RSAs to its employees, directors and consultants. As of December 31, 2024, 859,841 shares of common stock remained available for future issuance under the 2022 Plan.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

ISOs granted to newly hired employees under the 2022 Plan generally vest 25% after the completion of 12 months of service, and the balance vests in equal monthly installments over the next 36 months of service and expire ten years from the grant date, unless subject to provisions regarding 10% stockholders. ISOs granted to existing employees generally vest ratably over a 48-month period of service and expire ten years from the grant date. NSOs vest in accordance with the terms of the specific agreement under which the options were provided and expire ten years from the date of grant. RSUs granted to employees generally vest annually over a two to four year period of service and expire ten years from the grant date. RSAs granted to non-employees generally vest at the time of grant and expire ten years from the grant date.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statements of operations and comprehensive loss during the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023
Research and development expenses	$3,798	$4,236
General and administrative expenses	4,540	4,176
Total	$8,338	$8,412

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

The following weighted average assumptions were used to value options granted during the periods indicated:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Expected term	5.94 years	5.98 years
Expected volatility	110.6%	90.8%
Risk-free interest rate	4.28%	4.04%
Expected dividend yield	—	—

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Stock Option Activity

A summary of the stock plan activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	3,930,306	$10.86	8.14	$37,853
Granted	1,700,899	2.42
Exercised	(28,930)	7.78
Forfeited/expired	(711,432)	8.91
Vested and expected to vest at December 31, 2024	4,890,843	$8.23	6.66	$330
Exercisable as of December 31, 2024	2,883,622	$9.45	5.46	$263

As of December 31, 2024, there was unrecognized stock-based compensation expense of $8.3 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 1.6 years.

Weighted-average grant-date fair value of the options granted during the year ended December 31, 2024 was $2.05 per share.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

`	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Issued	762,346	2.59
Vested and released	(38,556)	2.96
Forfeited	(207,279)	2.63
Unvested at December 31, 2024	516,511	$2.54

As of December 31, 2024, there was unrecognized stock-based compensation expense of $0.9 million related to unvested restricted stock units which the Company expects to recognize over a weighted-average period of 2.3 years.

RSA Activity

RSAs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSAs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSA activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2023	—	$—
Issued	40,003	1.27
Vested and released	(40,003)	1.27
Forfeited	—	—
Unvested at December 31, 2024	—	$—

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

As of December 31, 2024, there was no unrecognized stock-based compensation expense related to unvested restricted stock awards.

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

As of December 31, 2024, and 2023, there were none and 5,040 unvested common shares outstanding that were issued upon the early exercise of stock options prior to the vesting of the underlying shares which are subject to repurchase by the Company at the original issuance price upon termination of the stockholders’ services. The right to repurchase these shares generally lapses with respect to 25% of the shares underlying the option after one year of service to the Company and 1/48th of the shares underlying the original grant per month for 36 months thereafter. The shares purchased by the option-holders pursuant to the early exercise of stock options are not deemed, for accounting purposes, to be issued until those shares vest. As of December 31, 2023, the Company recorded an insignificant amount of liabilities associated with the cash received for shares issued subject to repurchase rights, recorded within the options subject to repurchase, short-term, and options subject to repurchase, long-term on the Company’s balance sheets.

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2024, the number of shares in the ESPP increased by 297,414 shares, representing 1% of the prior year-end’s common stock outstanding. As of December 31, 2024, 563,731 shares of common stock remained available for issuance under the ESPP.

During the years ended December 31, 2024 and 2023, the Company recognized $0.1 million and $0.2 million, respectively, in stock-based compensation expense related to the ESPP.

Note 10. Income Taxes

The Company is liable for income taxes in the United States. For the years ended December 31, 2024 and 2023, the Company did not have any income for income tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

The provision for income taxes differs from the tax expense that would result by applying the statutory federal income tax rate to loss before taxes due to the following (in thousands):

	December 31,
	2024	2023
Federal tax benefit at statutory rate	$(10,777)	$(13,593)
State tax benefit at statutory rate, net of federal tax benefit	(3,892)	(4,917)
Change in valuation allowance	16,289	20,047
Research and development tax credits	(1,980)	(2,030)
Other	360	493
Provision for income taxes	$—	$—

The following table reflects the effective income tax rate reconciliation for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Statutory rate	21.0%	21.0%
Stock-based compensation	(0.7%)	(0.7%)
State taxes, net of the federal tax benefit	7.6%	7.6%
R&D credit benefit	3.9%	3.1%
Change in valuation allowance	(31.8%)	(31.0%)
Total	0.0%	0.0%

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available positive and negative evidence, which includes the Company’s historical operating performance and the U.S. cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. deferred tax assets. The valuation allowance increased by $16.3 million from December 31, 2023 to December 31, 2024 due to generation of current year net operating losses, capitalization of research and development costs, and research and development credits claimed.

Deferred income taxes reflect the net tax effects of losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforwards	$28,682	$20,778
Capital research expenditures	18,308	14,014
Tax credit carryforwards	6,788	4,406
Stock-based compensation	4,324	2,568
Other	5	52
Gross deferred tax assets	58,107	41,818
Valuation allowance	(58,107)	(41,818)
Net deferred tax assets	$—	$—

As of December 31, 2024, the Company had $81.3 million of federal and $166.3 million of state net operating loss available to offset future taxable income. The federal net operating loss carryforwards do not expire. The state net operating loss carryforwards begin to expire in 2037. The Company also has federal and California state research and development credits of $5.4 million and $1.8 million, respectively. The federal tax credit carryforwards will expire in 2041 if not utilized. The state tax credit carryforwards do not expire.

Utilization of the net operating loss carryforwards is subject to an annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

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

As of December 31, 2024 and 2023, the Company has unrecognized tax benefits of $2.1 million and $1.5 million, respectively. As of December 31, 2024, the total amount of unrecognized tax benefits would not affect the effective tax rate, if recognized, due to the valuation allowance that currently offsets deferred tax assets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Balance at beginning of year	$1,461	$783
Additions related to current year positions	622	678
Balance at end of year	$2,083	$1,461

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Accrued interest and penalties are included within the related tax liability line in the balance sheet. No accrued interest and penalties have been recorded through December 31, 2024.

The Company files income tax returns in the U.S. federal jurisdiction and California, Illinois, New York, South Carolina and Virginia state jurisdictions. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authorities. Carryover attributes beginning December 31, 2020 and December 31, 2019, respectively, remain open to adjustment by the U.S. and state taxing authorities to which the Company is subject.

Note 11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss attributable to common stockholders	$(51,321)	$(64,732)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	29,828,227	23,600,107
Net loss per share attributable to common stockholders, basic and diluted	$(1.72)	$(2.74)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2024	2023
Options issued and outstanding	4,890,843	3,930,306
Unvested RSUs	516,511	—
Early exercised common stock subject to future vesting	—	5,040
ESPP authorized for future issuance	563,731	337,017
Total	5,971,085	4,272,363

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Note 12. Restructuring Charges

On August 8, 2024, the Company announced a reduction of approximately 50% of the Company's workforce, which was approved by the Board in connection with the Company’s planned restructuring following discontinuation of the EBO-301 study and to further extend the Company’s operating capital. In connection with the workforce reduction, the Company recognized severance and other charges of $2.2 million for the year ended December 31, 2024, primarily related to severance payments and other employee termination-related expenses. The severance and other charges were recorded to restructuring charges on the statements of operations and comprehensive loss. The workforce reduction was complete by the end of 2024. Cash payments for severance and other charges of $2.2 million were made in the year ended December 31, 2024.

Note 13. Segment Reporting

The Company operates and manages its business as one reportable and operating segment. The determination of a single operating segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (the “CODM”). The CODM assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations and comprehensive loss. The monitoring of budgeted versus actual results are used in assessing performance of the segment, and making operating decisions, allocating resources, and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheets as total assets.

In addition to the significant expense categories included within net loss presented on the statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses:

	Year Ended
	December 31,
	2024	2023
External research and development expenses:
Clinical trials expenses	$15,626	$21,200
Consulting and outside services	4,707	4,770
Other external research and development (1)	6,911	12,340
Total external research and development expenses	27,244	38,310

Internal research and development expenses:
Personnel related expenses	13,244	16,561
Total research and development expenses	$40,488	$54,871

(1) Chemistry manufacturing controls, research and preclinical studies and other miscellaneous expenses.