Form 10-Q
period 2025-03-31
AN2 Therapeutics, Inc.
filed 2025-05-13
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 5, 2025, the registrant had 30,175,720 shares of common stock, $0.00001 par value per share, outstanding.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements. All statements other than statements of historical facts contained in this Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, product candidates, planned preclinical and nonclinical studies and clinical trials, results of preclinical and nonclinical studies, clinical trials, research and development costs, regulatory approvals, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other important factors that are in some cases beyond our control and may cause our actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by the forward-looking statements.

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
▪
the outcome of potential interactions with the U.S. Food and Drug Administration (“FDA”) regarding future development of our product candidates;
▪
our ability to commence potential future studies of epetraborole and other product candidates in new patient populations, which regulatory authorities may not allow or authorize or may delay allowing or authorizing;
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

▪
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

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations, and prospects and these forward-looking statements are not guarantees of future performance, or development. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to a number of risks, uncertainties, and assumptions described in the section titled “Risk Factors” and elsewhere in this Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, or otherwise.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$19,985	$21,351
Short-term investments	47,075	62,267
Prepaid expenses and other current assets	2,499	2,644
Total current assets	69,559	86,262
Long-term investments	11,480	5,021
Other assets, long-term	304	804
Total assets	$81,343	$92,087
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,073	$3,317
Accrued compensation	529	1,676
Accrued liabilities	4,043	4,454
Other current liabilities	369	791
Total liabilities	8,014	10,238
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2025 and December 31, 2024; no shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at March 31, 2025 and December 31, 2024; 30,141,517 and 29,919,634 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	289,706	287,594
Accumulated other comprehensive gain	48	31
Accumulated deficit	(216,425)	(205,776)
Total stockholders’ equity	73,329	81,849
Total liabilities and stockholders’ equity	$81,343	$92,087

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$7,690	$14,655
General and administrative	3,847	3,641
Total operating expenses	11,537	18,296
Loss from operations	(11,537)	(18,296)
Interest income	888	1,678
Other income	—	1
Net loss attributable to common stockholders	$(10,649)	$(16,617)
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.56)
Weighted-average number of shares used in computing net loss per share, basic and diluted	30,053,659	29,763,278
Other comprehensive loss:
Unrealized gain (loss) on investments	17	(222)
Comprehensive loss	$(10,632)	$(16,839)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2024	29,919,634	$—	$287,594	$31	$(205,776)	$81,849
Issuance of common stock under the ESPP	42,797	—	38	—	—	38
Issuance of common stock upon exercise of stock options	63,124	—	27	—	—	27
Issuance of common stock upon release of restricted stock units	115,962	—	—	—	—	—
Stock-based compensation	—	—	2,047	—	—	2,047
Unrealized gain on available-for-sale investments	—	—	—	17	—	17
Net loss	—	—	—	—	(10,649)	(10,649)
Balances at March 31, 2025	30,141,517	$—	$289,706	$48	$(216,425)	$73,329

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	29,741,445	$—	$278,881	$275	$(154,455)	$124,701
Issuance of common stock under the ESPP	45,288	—	124	—	—	124
Issuance of common stock upon exercise of stock options	28,930	—	225	—	—	225
Vesting of early exercised stock options	—	—	1	—	—	1
Stock-based compensation	—	—	2,385	—	—	2,385
Unrealized loss on available-for-sale investments	—	—	—	(222)	—	(222)
Net loss	—	—	—	—	(16,617)	(16,617)
Balances at March 31, 2024	29,815,663	$—	$281,616	$53	$(171,072)	$110,597

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities
Net loss	$(10,649)	$(16,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,047	2,385
Net accretion of discount on investments	(443)	(1,091)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	645	1,109
Accounts payable	(244)	(243)
Accrued compensation	(1,147)	(3,023)
Accrued liabilities	(411)	233
Other current liabilities	(422)	(346)
Net cash used in operating activities	(10,624)	(17,593)
Cash flows from investing activities
Purchases of investments	(22,307)	—
Maturities of investments	31,500	26,290
Net cash provided by investing activities	9,193	26,290
Cash flows from financing activities
Proceeds from issuance of common stock under the ESPP	38	124
Proceeds from exercise of stock options	27	225
Net cash provided by financing activities	65	349
Net (decrease) increase in cash and cash equivalents	(1,366)	9,046
Cash and cash equivalents at the beginning of the period	21,351	15,647
Cash and cash equivalents at the end of the period	$19,985	$24,693

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from its boron chemistry platform. The Company has a pipeline of boron-based compounds in development for Chagas disease, non-tuberculous mycobacterial (“NTM”) lung disease, and melioidosis, along with early-stage programs focused on targets in infectious diseases and oncology. We are committed to delivering high-impact drugs to patients that address critical medical needs and improve health outcomes. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

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

At-The-Market Offering

On April 6, 2023, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC as the Company’s sales agent (“Agent”) to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the three months ended March 31, 2025.

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

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of March 31, 2025, the condensed statements of operations and comprehensive loss and the condensed statements of stockholders’ equity for the three months ended March 31, 2025 and 2024, and the condensed statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2025, the results of its operations for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 25, 2025.

Risks and Uncertainties

Liquidity

The Company’s operations have historically been primarily financed through the issuance and sale of redeemable convertible preferred stock and common stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the three months ended March 31, 2025 and 2024, the Company incurred a net loss of $10.6 million and $16.6 million, respectively, and had cash flows used in operating activities of $10.6 million and $17.6 million, respectively. The Company has an accumulated deficit of $216.4 million and $205.8 million as of March 31, 2025 and December 31, 2024, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

As of March 31, 2025, the Company had cash, cash equivalents, and investments of $78.5 million. Management believes that its cash, cash equivalents, and investments as of March 31, 2025 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial and material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Segments

The Company operates and manages its business as one reportable and operating segment. For financial information related to the Company's one operating segment, see Note 12 - Segment Reporting.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value. As of March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents of $20.0 million and $21.4 million, respectively.

Investments

Investments consist of U.S. Treasury securities, commercial paper, U.S. Government agency securities, and corporate debt securities. All of the Company’s investments are classified as available-for-sale and are carried at estimated fair values and reported in cash equivalents, short-term investments or long-term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments. The cost of investments sold, if any, is based on the specific identification method.

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

As of March 31, 2025 and December 31, 2024, the Company had investments of $58.6 million and $67.3 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. Through March 31, 2025, the Company had no off-balance sheet concentrations of credit risk.

Government Contract

In September 2022, the Company received a cost-reimbursement contract award under which the Company is eligible to receive up to $17.8 million from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) to support preclinical, Phase 1 studies and other activities to enable advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. This project will be funded in whole or in part with Federal funds from the NIAID, National Institutes of Health, and Department of Health and Human Services Contract No. 75N93022C00059. Accounting for this contract does not fall under ASC 606, Revenue from Contracts with Customers, as NIAID will not benefit directly from the advancement of epetraborole. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company applied International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for the NIAID contract payments to the Company. Under IAS 20, government contract proceeds are recognized when there is reasonable assurance the conditions of the contract will be met and the contract funding will be received. For the NIAID contract, this occurs after the qualifying expenses related to the contract have been incurred, or the Company concludes the conditions of the contract have been substantially met. The income related to the reimbursement of operating expenses is then recorded as a reduction of those expenses (see Note 4 - Funding Arrangements).

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

The Company recognizes grant proceeds in accordance with ASC 958-605, Not-for-Profit Entities - Revenue Recognition, when qualifying costs are incurred and the conditions of the grant agreement have been met. When receipt of grant proceeds is reasonably assured, the Company records a reduction to the research and development expenses incurred and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as a liability and recognized as a reduction to the qualifying research and development expenses when incurred (see Note 4 - Funding Arrangements).

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the three months ended March 31, 2025 and 2024, the Company had insignificant net unrealized gain and $0.2 million of net unrealized loss, on available-for-sale investments, respectively.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock units (“RSUs”), common stock subject to repurchase related to unvested early exercise of stock options, and shares committed under the Company’s 2022 Employee Stock Purchase Plan (“ESPP”) are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods because the impact of potentially dilutive securities would be anti-dilutive.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this standard on its annual financial statements and disclosures and does not expect a material impact to its financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 will require the Company to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization, as applicable, included in certain expense captions in the Statements of Operations, as well as qualitatively describe remaining amounts included in those captions. ASU 2024-03 will also require the Company to disclose both the amount and the Company’s definition of selling expenses. ASU 2024-03 is effective for annual periods beginning after December 15, 2026 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

The Company’s primary financial instruments include cash, cash equivalents and investments, accounts payable, and accrued liabilities. The carrying amounts of the Company’s financial instruments, other than cash equivalents and investments, approximate fair value due to their relatively short maturities.

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$8,612	$—	$—	$8,612
Short-term investments:
U.S. Treasury securities	Level 1	13,008	15	—	13,023
U.S. Treasury securities	Level 2	1,466	2	—	1,468
Commercial paper	Level 2	26,600	5	(2)	26,603
Corporate debt securities	Level 2	5,978	3	—	5,981
Long-term investments:
U.S. Treasury securities	Level 1	9,055	20	—	9,075
U.S. Treasury securities	Level 2	2,400	5	—	2,405
Total		$67,119	$50	$(2)	$67,167

	December 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$10,127	$—	$—	$10,127
Short-term investments:
U.S. Treasury securities	Level 1	25,906	24	—	25,930
Commercial paper	Level 2	30,842	11	(14)	30,839
U.S. Government agency securities	Level 2	3,499	6	—	3,505
Corporate debt securities	Level 2	1,991	2	—	1,993
Long-term investments:
U.S. Treasury securities	Level 1	5,019	2	—	5,021
Total		$77,384	$45	$(14)	$77,415

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities, U.S. government agency securities and U.S. Treasury securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2025.

As of March 31, 2025, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the three months ended March 31, 2025 and 2024, the Company did not sell any available-for-sale investments.

As of March 31, 2025, the Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses had been recognized as of March 31, 2025 and December 31, 2024. During the three months ended March 31, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of March 31, 2025 and December 31, 2024, the Company had accrued interest receivable of $0.3 million and $0.3 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. The Company is eligible to receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023 and May 2024, the NIAID exercised two of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million and $3.8 million, respectively, for a cumulative total of $8.8 million. Funding for these options extends the estimated completion of the current contract by 29 months beyond the base period of 18 months to August 2026. As of March 31, 2025, a total of $8.8 million of funding for the 18-month base period plus an additional 29 months for a total of 47 months has been committed.

During the three months ended March 31, 2025 and 2024, the Company did not record any income under the NIAID contract as a reduction in research and development operating expenses, and no receivable was recorded in prepaid expenses and other current assets on the balance sheets as of March 31, 2025 and December 31, 2024.

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

During the three months ended March 31, 2025, the Company did not record any income as a reduction in research and development operating expenses under the UGARF Agreement. During the three months ended March 31, 2024, the Company recorded income of $0.1 million, as a reduction in research and development operating expenses under the UGARF Agreement, and no receivable was recorded in prepaid expenses and other current assets on the balance sheets as of March 31, 2025 and December 31, 2024.

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

During the three months ended March 31, 2025, the Company recorded income of $0.4 million as a reduction in research and development operating expenses under the 2024 BMGF Agreement. During the three months ended March 31, 2024, the Company recorded income of $0.3 million as a reduction in research and development operating expenses under the 2023 BMGF Agreement, and $0.4 million and $0.8 million was recorded to other current liabilities on the balance sheets as of March 31, 2025 and December 31, 2024.

Note 5. Collaboration, License and Other Agreements

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

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three months ended March 31, 2025 and 2024. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three months ended March 31, 2025 and 2024.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued clinical trial-related expenses	$2,476	$2,377
Accrued research and development-related expenses	1,263	1,974
Accrued professional services expenses	243	52
Other	61	51
Total accrued liabilities	$4,043	$4,454

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2025 and December 31, 2024, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

Adjuvant’s investment supports the development of the Company’s product candidate, epetraborole, for use in melioidosis-endemic and melioidosis-at-risk countries and in tuberculosis-endemic and tuberculosis-at-risk countries, as defined in the agreement, as amended and restated. These global access commitments will remain in effect until the latter of either that Adjuvant ceases to be a shareholder of the Company, or ten years following epetraborole approval for the treatment of melioidosis by a regulatory authority.

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

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of March 31, 2025 and December 31, 2024, consisted of the following:

	March 31,	December 31,
	2025	2024
Stock options, issued and outstanding	5,740,125	4,890,843
Unvested restricted stock units	923,664	516,511
Stock options, authorized for future issuance	621,105	859,841
ESPP, authorized for future issuance	820,130	563,731
Total	8,105,024	6,830,926

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding as of March 31, 2025 and December 31, 2024.

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

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSUs, performance awards, and other forms of awards to employees, directors, and consultants. As of March 31, 2025, no stock appreciation rights, restricted stock awards or performance awards were issued.

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

The initial number of shares of the Company’s common stock that may be issued under the 2022 Plan will not exceed 4,423,920 shares of the Company's common stock, which is the sum of (i) 1,870,000 new shares, plus (ii) 2,553,920 shares related to the 2017 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and continuing through January 1, 2032, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company's board of directors no later than December 31 of the immediately preceding year. Accordingly, effective January 1, 2025, the number of shares in the 2022 Plan increased by 1,196,785 shares, representing 4% of the prior year end’s common stock outstanding. The maximum number of shares of the Company's common stock that may be issued on the exercise of stock options or vesting of RSUs under the 2022 Plan is 13,271,760 shares.

Since the date of incorporation and through March 31, 2025, the Company has issued stock options, RSUs and RSAs to its employees, directors, and consultants. As of March 31, 2025, 621,105 shares of common stock remained available for future issuance under the 2022 Plan.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development expenses	$865	$1,198
General and administrative expenses	1,182	1,187
Total	$2,047	$2,385

Stock Option Activity

A summary of the stock option activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	4,890,843	$8.23	6.66	$330
Granted	1,028,925	1.13
Exercised	(63,124)	0.42
Forfeited/expired	(116,519)	10.76
Vested and expected to vest at March 31, 2025	5,740,125	$6.99	7.26	$493
Exercisable as of March 31, 2025	3,023,507	$9.31	5.77	$212

As of March 31, 2025, there was unrecognized stock-based compensation expense of $7.6 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.0 years.

Weighted-average grant-date fair value of the options granted during the three months ended March 31, 2025 was $0.95 per share.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

`	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	516,511	$2.54
Issued	498,115	1.13
Vested and released	(115,962)	2.94
Forfeited	25,000	2.07
Unvested at March 31, 2025	923,664	$1.72

As of March 31, 2025, there was unrecognized stock-based compensation expense of $1.3 million related to unvested RSUs which the Company expects to recognize over a weighted-average period of 3.0 years.

2022 Employee Stock Purchase Plan

The ESPP has two components: a component that is intended to qualify as an “employee stock purchase plan” under Section 423 of the Code (the “423 Component”) and a component that is not intended to qualify (the “Non-423 Component”). The ESPP allows eligible employees to purchase shares of the Company’s common stock at a discount through payroll deductions of up to 15% of their eligible compensation. At the end of each offering period, employees are able to purchase shares at 85% of the lower of the fair market value of the Company’s common stock at the beginning of the offering period or at the end of each applicable purchase period.

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2025, the number of shares in the ESPP increased by 299,196 shares, representing 1% of the prior year end’s common stock outstanding. As of March 31, 2025, 820,130 shares of common stock remained available for issuance under the ESPP.

During the three months ended March 31, 2025 and 2024, the Company recognized an insignificant amount and $0.1 million, respectively, in stock-based compensation expense related to the ESPP.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(10,649)	$(16,617)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	30,053,659	29,763,278
Net loss per share attributable to common stockholders, basic and diluted	$(0.35)	$(0.56)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2025	2024
Options issued and outstanding	5,740,125	4,798,651
Unvested RSUs	923,664	458,246
Early exercised common stock subject to future vesting	—	2,785
ESPP authorized for future issuance	820,130	589,143
Total	7,483,919	5,848,825

Note 11. Related Party Transactions

During the three months ended March 31, 2025 and 2024, the Company had no material related party transactions.

Note 12. Segment Reporting

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

In addition to the significant expense categories included within net loss presented on the statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended March 31,
	2025	2024
External research and development expenses:
Clinical trials expenses	$528	$5,788
Consulting and outside services	632	1,571
Other external research and development (1)	3,960	2,379
Total external research and development expenses	5,120	9,738

Internal research and development expenses:
Personnel related expenses	2,570	4,917
Total research and development expenses	$7,690	$14,655

(1) Chemistry manufacturing controls, research and preclinical studies and other miscellaneous expenses.

Note 13. Subsequent Events

In April 2025, the Company entered into a contract modification for a $0.5 million increase and term extension to an existing NIAID contract option, resulting in a total $18.3 million of eligible funding and $9.3 million in committed contract funding under the NIAID contract.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2025 and results of operations for the three months ended March 31, 2025 and 2024 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2024. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from our boron chemistry platform. AN2 has a pipeline of boron-based compounds in development for Chagas disease, non-tuberculous mycobacterial (“NTM”) lung disease and melioidosis, along with early-stage programs focused on targets in infectious diseases and oncology. We are committed to delivering high-impact drugs to patients that address critical medical needs and improve health outcomes.

We have initiated Phase-1 start up activities with AN2-502998 (formerly known as AN15368), an investigational, boron-based small molecule in development for the treatment of chronic Chagas disease. In October 2023, we announced an exclusive license agreement with the University of Georgia Research Foundation to advance the development of AN2-502998, originally discovered by researchers at Anacor, in close collaboration with the University of Georgia. AN2-502998 is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in non-human primates with long-term, naturally acquired chronic infections of diverse T. cruzi genetic types. We anticipate completion of the Phase 1 study in the second half of 2025.

The Company is pursuing a number of oncology targets where we believe boron chemistry offers a competitive advantage in terms of binding-site differentiation, pharmacodynamics, drug-like properties and IP, including initially ENPP1 and PI3Kα. The unique binding modes of boron-containing compounds enable the discovery of inhibitors with high ligand efficiency against targets considered undruggable or difficult to access with traditional chemistry approaches. Boron chemistry has produced first-in-class molecules against a number of targets including CPSF3 (AN2-502998 and acoziborole) and LeuRS (epetraborole, GSK656/AN10070 and tavaborole). The Company has discovered preclinical compounds with profiles that are sub-nanomolar, highly selective and have excellent oral pharmacokinetics. We anticipate advancing the first oncology compound(s) into development later this year with potential clinical proof of concept within the Company’s current cash runway.

We are studying epetraborole for the treatment of acute melioidosis. We completed enrollment in a 200-patient observational trial (non-epetraborole treatment) in October 2024 and expect to announce topline data in the second quarter of 2025. This data will inform a Phase 2 proof of concept study that is planned to initiate start up activities in the second half of 2025. Melioidosis is a deadly bacterial infection and global bioterrorism threat with a 90-day mortality rate approaching 40% using standard of care (SOC) drugs ceftazidime or meropenem. The aim of the program is to meaningfully lower the expected mortality rate by dosing epetraborole on top of SOC.

Finally, the Company continues to evaluate the potential of epetraborole in NTM, where we believe that clinical trials to date provide significant enabling data in M. abscessus. On May 1, 2025, we announced the truncated Phase 3 portion of the EBO-301 study did not meet its primary endpoint on improvement of Quality of Life – Bronchiectasis (QOL-B) respiratory domain patient reported outcome instrument (change from baseline to month 6). The study population included patients with severe, advanced MAC lung disease with a long duration of disease, high rates of cavitary/fibrocavitary disease, and multidrug resistance to standard of care antibiotics at baseline.

In August 2024, we announced a reduction of approximately 50% of our workforce, which was approved by the Board in connection with our restructuring following discontinuation of the EBO-301 study and to further extend our operating capital. In connection with the workforce reduction, we recognized severance and other charges of $2.2 million, primarily consisting of severance payments and other employee termination-related expenses.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $10.6 million and $16.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $216.4 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering program (“ATM Offering”) and an underwritten offering (the “Underwritten Offering”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses.

As of March 31, 2025, we had cash, cash equivalents, and investments of $78.5 million. We believe that our available cash will be sufficient to fund our planned operations under our current operating plan through at least twelve months following the date of this Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$7,690	$14,655	$(6,965)	(48%)
General and administrative	3,847	3,641	206	6%
Total operating expenses	11,537	18,296	(6,759)	(37%)
Loss from operations	(11,537)	(18,296)	6,759	(37%)
Interest income	888	1,678	(790)	(47%)
Other income	—	1	(1)	(100%)
Net loss	$(10,649)	$(16,617)	$5,968	(36%)

Research and Development Expenses

Research and development expenses were $7.7 million for the three months ended March 31, 2025 compared to $14.7 million for the three months ended March 31, 2024. The decrease of $7.0 million was primarily due to decreases in clinical trial costs, personnel-related expenses, consulting and outside services and other costs, and facilities and miscellaneous expenses, partially offset by increases in preclinical and research study expenses and chemistry manufacturing and controls (“CMC”) expenses. Clinical trials expenses decreased by $5.3 million primarily as a result of reduced expenses resulting from the termination of our EBO-301 trial in August 2024. Personnel-related expenses decreased by $2.3 million primarily as a result of our restructuring activities in 2024. Consulting and outside services costs decreased by $0.9 million primarily due to reduced activities related to the development of epetraborole and the timing of non-dilutive contract offsets. Other costs decreased by $0.5 million. These decreases were partially offset by an increase of $1.3 million in expenses associated with our preclinical and research programs. CMC costs increased by $0.5 million due to increased CMC activities related to the Chagas program, partially offset by lower costs related to epetraborole development and the timing of non-dilutive contract offsets. License fees increased by $0.2 million. During the three months ended March 31, 2025 a total reimbursement of $0.4 million of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	March 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Personnel related expenses	$2,570	$4,917	$(2,347)	(48%)
Preclinical and research study expenses	2,092	795	1,297	163%
Chemistry manufacturing and controls	1,740	1,195	545	46%
Clinical trials expenses	528	5,788	(5,260)	(91%)
Consulting and outside services	632	1,571	(939)	(60%)
License fee	204	4	200	*
Other expenses	(76)	385	(461)	(120%)
Total research and development expenses	$7,690	$14,655	$(6,965)	(48%)

*Change not meaningful

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2025 compared to $3.6 million for the three months ended March 31, 2024. The increase of $0.2 million was primarily attributable to a $0.5 million increase in professional services expenses, partially offset by a $0.2 million decrease in consulting and outside services and a $0.1 million decrease in personnel-related expenses.

Interest Income

Interest income was $0.9 million for the three months ended March 31, 2025 compared to $1.7 million for the three months ended March 31, 2024. The decrease of $0.8 million was due to lower cash, cash equivalents, and investment balances and lower interest rates in 2025 as compared to 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended March 31, 2025 and 2024, we had net losses of $10.6 million and $16.6 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2025, we had an accumulated deficit of $216.4 million. As of March 31, 2025, we had cash, cash equivalents, short-term investments and long-term investments of $78.5 million. Based on our current plan, we believe that our available cash will be sufficient to fund our operations for at least 12 months following the date of this Form 10-Q.

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

Future Funding Requirements

We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval for and commercialize any of our current and future product candidates and we do not know when, or if, those events will occur. Historically, we have incurred operating losses and negative cash flows as a result of ongoing efforts to develop our initial drug product candidate, epetraborole, including conducting ongoing preclinical and nonclinical studies, clinical trials, API and drug product materials manufacturing, and providing general and administrative support for these operations. We expect our negative cash flows to increase significantly over the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Moreover, we expect to continue to incur costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations, as we do not expect positive cash flows from operations in the foreseeable future.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(10,624)	$(17,593)
Cash provided by investing activities	9,193	26,290
Cash provided by financing activities	65	349
Net (decrease) increase in cash and cash equivalents	$(1,366)	$9,046

Cash Used in Operating Activities

Net cash used in operating activities was $10.6 million for the three months ended March 31, 2025, which consisted of a net loss of $10.6 million, primarily due to the use of funds to develop our initial drug product candidate, and a net decrease of $1.6 million in our net operating assets and liabilities, offset by $1.6 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $2.2 million in accrued liabilities, accrued compensation, accounts payable, and other current liabilities partially offset by a decrease of $0.6 million in prepaid expenses and other assets. The non-cash charges consisted of stock-based compensation expense of $2.0 million, partially offset by net accretion of discounts on investments of $0.4 million.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $9.2 million for the three months ended March 31, 2025, which primarily consisted of $31.5 million in proceeds from the maturity of investments, partially offset by $22.3 million in purchases of investments.

Net cash provided by investing activities was $26.3 million for the three months ended March 31, 2024, which primarily consisted of $26.3 million in proceeds from the maturity of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2025, which consisted of $0.05 million in proceeds from the issuance of common stock under the employee stock purchase plan and $0.05 million from the exercise of stock options.

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

Critical Accounting Policies, Significant Judgements, and Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 describes the significant accounting policies and methods used in the preparation of the financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K include for the year ended December 31, 2024, but are not limited to, the discussion of estimates used for research and development and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed financial statements, and actual results could differ materially from the amounts reported.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $78.5 million as of March 31, 2025, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities, and government securities.

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

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. We were not exposed to material foreign currency risk during the quarter ended March 31, 2025.

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

Our CEO and CFO have concluded that as of March 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 and included below.

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

The material weaknesses identified were as follows, and continue to exist as of March 31, 2025:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
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

For example, on August 8, 2024, we announced topline results from the Phase 2 part of the EBO-301 Phase 2/3 study evaluating epetraborole on top of OBR in treatment-refractory MAC lung disease. The Phase 2 part of the study met its primary objective of demonstrating the potential validation of a novel PRO tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19). However, sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). On May 1, 2025, we announced that the truncated Phase 3 portion of the EBO-301 study did not meet its primary endpoint of demonstrating an improvement on the QOL-B respiratory domain PRO instrument (change from baseline to month 6), though epetraborole was generally well tolerated in the trial. Based on these results, we decided to suspend further development of epetraborole for treatment-refractory MAC lung disease.

Our net loss was $51.3 million for the year ended December 31, 2024 and $10.6 million and $16.6 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $216.4 million. We have funded our operations to date primarily with proceeds from our underwritten offering (the "Underwritten Offering), our “at-the-market” equity offering program (“ATM Offering”), our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We have and may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives. For example, in May 2025, we decided to discontinue our development of epetraborole for treatment-refractory MAC lung disease following the failure of the truncated Phase 3 portion of the EBO-301 study to meet its primary endpoint.

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

In August 2024, we announced a business restructuring plan and implemented a workforce reduction. The objective of these initiatives was to focus the organization and our resources on product candidates and development compounds to treat Chagas diseases, NTM, melioidosis, other infectious diseases, and oncology while we continued to evaluate the treatment-refractory MAC program.

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

We currently have no products approved for sale and have historically invested a significant portion of our efforts and financial resources on the development of our initial product candidate, epetraborole, as a treatment for treatment-refractory MAC lung disease. Although we have discontinued our development efforts with respect to epetraborole in the treatment-refractory MAC population, our business remains heavily dependent on the successful development, regulatory approval, and, if approved, commercialization of our product candidates. We cannot be certain that any product candidate will receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and other comparable foreign regulatory authorities.

Before obtaining regulatory approvals for the commercial sale of any product candidates, we must demonstrate through preclinical and nonclinical studies and clinical trials that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage during our nonclinical studies, clinical trials or drug product manufacturing process. These delays or failures could be caused by a variety of factors, including but not limited to, toxicity, safety, tolerability, efficacy, problems with clinical trial enrollment, drug product availability, stability, and impurity issues related to drug product manufacturing. For example, in May 2025, we decided to discontinue our development of epetraborole for treatment-refractory MAC lung disease following the failure of the truncated Phase 3 portion of the EBO-301 study to meet its primary endpoint.

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
•
maintaining a continued acceptable safety and tolerability profile of our drugs following approval; and
•
allowance to proceed with clinical trials under future INDs, or under comparable applications submitted outside the United States.

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

There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. For example, in May 2025, we announced that the truncated Phase 3 portion of the EBO-301 study did not meet its primary endpoint of demonstrating an improvement on the QOL-B respiratory domain PRO instrument (change from baseline to month 6), though epetraborole was generally well tolerated in the trial. Based on these results, we decided to suspend further development of epetraborole for treatment-refractory MAC lung disease. There is no guarantee that we will not experience similar setbacks with respect to our other product candidates.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, volatility and disruptions in global markets and supply chains, tariffs, and global conflicts may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, or new tariffs and any retaliatory trade protection measures or trade wars that ensue, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs. To the extent that macroeconomic uncertainties continue to harm our business, financial condition, results of operations and growth prospects, many of the other risks described in this “Risk Factors” section will be exacerbated.

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

Anacor has relied upon, our other licensors may have relied upon, and any future licensors may rely upon, third-party companies, consultants or collaborators, or on funds from third parties such that our licensors are not the sole and exclusive owners of the patents we in-licensed. We have sublicensed certain patents from Anacor that are owned, maintained and prosecuted by GlaxoSmithKline plc (“GSK”). If third-party companies such as GSK fail to prosecute, maintain, enforce and defend such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize our product candidates that are the subject of such licensed rights could be adversely affected. Further, we rely upon Anacor’s compliance with its license agreement with GSK to maintain our sublicense to such patents owned by GSK, and any termination of Anacor’s license agreement with GSK could result in us losing our license to epetraborole. Further development and commercialization of our product candidates may require us to enter into additional license or collaboration agreements. Our future licenses may not provide us with exclusive rights to use the licensed patent rights and other intellectual property, or may not provide us with exclusive rights to use such patent rights and intellectual property in all relevant fields of use and in all territories in which we wish to develop or commercialize our product candidates in the future.

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

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, prevent new or modified products from being developed, reviewed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

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
•
the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which created additional federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of whether the payor is public or private, knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a health care offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
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

In the United States and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care. In the United States, there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial, and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), is unconstitutional in its entirety because the “individual mandate” was repealed by Congress.

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
•
general economic, political, market, and industry conditions, including economic slowdowns, recessions, inflationary pressures, rising interest rates, tariffs, trade wars, and reduced credit availability, and overall fluctuations in the financial markets in the United States or other countries where we conduct critical business;
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

If we are unable to comply with the listing requirements of the Nasdaq Global Select Market, our stock could be delisted for such failure. If our common stock is delisted from Nasdaq, we could be required to list on the over-the-counter market, which may adversely affect the price and trading liquidity of our common stock. Delisting from Nasdaq may have other negative results, including the potential loss of confidence in us by employees and partners, the loss of institutional investor interest, fewer business development opportunities and greater difficulty in obtaining financing on favorable terms or at all.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 31, 2025, Gilbert Lynn Marks, a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 20,000 shares of our common stock until May 15, 2026.

On March 31, 2025, Eric Easom, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 450,000 shares of our common stock until December 31, 2025.

During the fiscal quarter ended March 31, 2025, none of our other directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibit

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41331	3.1	June 24, 2024
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of AN2 Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on August 15, 2024.	8-K	001-41331	3.1	August 19, 2024
4.1	Rights Agreement, dated as of August 15, 2024, between AN2 Therapeutics, Inc. and Equiniti Trust Company, LLC, which includes Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	8-K	001-41331	4.1	August 19, 2024
10.1*#	Amended and Restated AN2 Therapeutics, Inc. 2022 Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of March 31, 2025 and December 31, 2024; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2025 and 2024; (iv) the Condensed Statements of Stockholders' Equity for the three months ended March 31, 2025 and 2024; (vi) the Condensed Statements of Cash Flows for the three months ended March 31, 2025 and 2024; (vii) Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

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

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 13, 2025.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)