Form 10-Q
period 2025-06-30
AN2 Therapeutics, Inc.
filed 2025-08-12
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 4, 2025, the registrant had 27,326,165 shares of common stock, $0.00001 par value per share, outstanding.

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
▪
our ability to commence potential future studies of our product candidates in new patient populations, which regulatory authorities may not allow or authorize or may delay allowing or authorizing;
▪
the translation of our preclinical results and data and early clinical trial results, in particular relating to safety, efficacy and durability, into future clinical trial results;
▪
our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
▪
our ability to advance our product candidates we may develop into, and successfully complete, clinical trials;
▪
the timing of and our ability to obtain and maintain regulatory approvals for our product candidates we may develop;
▪
the commercialization of our product candidates we may develop, if approved;
▪
the ability of our product candidates, if approved, to successfully compete with other therapies, including therapies currently in development;
▪
the size of the market opportunity for product candidates we may develop in each of the diseases we target;
▪
the implementation of our business model, strategic plans for our business, and our product candidates we may develop;
▪
the scope of protection we are able to establish and maintain for intellectual property rights covering product candidates;
▪
the potential post-approval marketing exclusivities that may be granted to product candidates based upon certain regulatory designations, and other non-patent exclusivities in the United States and elsewhere;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$18,220	$21,351
Short-term investments	44,696	62,267
Prepaid expenses and other current assets	4,608	2,644
Total current assets	67,524	86,262
Long-term investments	8,301	5,021
Other assets, long-term	—	804
Total assets	$75,825	$92,087
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,113	$3,317
Accrued compensation	1,199	1,676
Accrued liabilities	2,954	4,454
Other current liabilities	717	791
Total liabilities	6,983	10,238
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at June 30, 2025 and December 31, 2024; no shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at June 30, 2025 and December 31, 2024; 27,376,461 and 29,919,634 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	291,704	287,594
Accumulated other comprehensive gain	25	31
Accumulated deficit	(222,887)	(205,776)
Total stockholders’ equity	68,842	81,849
Total liabilities and stockholders’ equity	$75,825	$92,087

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$3,200	$12,149	$10,890	$26,804
General and administrative	4,016	3,731	7,863	7,372
Total operating expenses	7,216	15,880	18,753	34,176
Loss from operations	(7,216)	(15,880)	(18,753)	(34,176)
Interest income	754	1,445	1,642	3,123
Other income	—	—	—	1
Net loss attributable to common stockholders	$(6,462)	$(14,435)	$(17,111)	$(31,052)
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.48)	$(0.57)	$(1.04)
Weighted-average number of shares used in computing net loss per share, basic and diluted	30,172,328	29,824,725	30,113,321	29,794,001
Other comprehensive loss:
Unrealized loss on investments	(23)	(80)	(6)	(302)
Comprehensive loss	$(6,485)	$(14,515)	$(17,117)	$(31,354)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2024	29,919,634	$—	$287,594	$31	$(205,776)	$81,849
Issuance of common stock under the ESPP	42,797	—	38	—	—	38
Issuance of common stock upon exercise of stock options	63,124	—	27	—	—	27
Issuance of common stock upon release of restricted stock units	115,962	—	—	—	—	—
Stock-based compensation	—	—	2,047	—	—	2,047
Unrealized gain on available-for-sale investments	—	—	—	17	—	17
Net loss	—	—	—	—	(10,649)	(10,649)
Balances at March 31, 2025	30,141,517	—	289,706	48	(216,425)	73,329
Issuance of common stock upon release of restricted stock units	34,944	—	—	—	—	—
Stock-based compensation	—	—	1,998	—	—	1,998
Unrealized loss on available-for-sale investments	—	—	—	(23)	—	(23)
Issuance of pre-funded warrants in exchange for common stock	(2,800,000)	—	—	—	—	—
Net loss	—	—	—	—	(6,462)	(6,462)
Balances at June 30, 2025	27,376,461	$—	$291,704	$25	$(222,887)	$68,842

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

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

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities
Net loss	$(17,111)	$(31,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,045	4,656
Net accretion of discount on investments	(742)	(1,981)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,160)	314
Accounts payable	(1,204)	(791)
Accrued compensation	(477)	(2,178)
Accrued liabilities	(1,500)	(838)
Other current liabilities	(74)	(107)
Net cash used in operating activities	(18,223)	(31,977)
Cash flows from investing activities
Purchases of investments	(33,973)	(12,590)
Maturities of investments	49,000	55,340
Net cash provided by investing activities	15,027	42,750
Cash flows from financing activities
Proceeds from issuance of common stock under the ESPP	38	124
Proceeds from exercise of stock options	27	225
Net cash provided by financing activities	65	349
Net (decrease) increase in cash and cash equivalents	(3,131)	11,122
Cash and cash equivalents at the beginning of the period	21,351	15,647
Cash and cash equivalents at the end of the period	$18,220	$26,769

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from its boron chemistry platform. The Company has a pipeline of boron-based compounds in development for Chagas disease, melioidosis, and non-tuberculous mycobacterial (“NTM”) lung disease caused by M. abscessus, along with programs focused on targets in oncology and infectious diseases. We are committed to delivering high-impact drugs to patients that address critical medical needs and improve health outcomes. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

Since launching operations in November 2019, the Company has devoted substantially all of its resources to performing research and development activities, business planning and restructuring, hiring personnel, raising capital, and providing general and administrative support for these operations.

At-The-Market Offering

On April 6, 2023, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC as the Company’s sales agent (“Agent”) to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the six months ended June 30, 2025.

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

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of June 30, 2025, the condensed statements of operations and comprehensive loss and the condensed statements of stockholders’ equity for the three and six months ended June 30, 2025 and 2024, and the condensed statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2025, the results of its operations for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 25, 2025.

Risks and Uncertainties

Liquidity

The Company’s operations have historically been primarily financed through the issuance and sale of redeemable convertible preferred stock and common stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the six months ended June 30, 2025 and 2024, the Company incurred a net loss of $17.1 million and $31.1 million, respectively, and had cash flows used in operating activities of $18.2 million and $32.0 million, respectively. The Company has an accumulated deficit of $222.9 million and $205.8 million as of June 30, 2025 and December 31, 2024, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

As of June 30, 2025, the Company had cash, cash equivalents, and investments of $71.2 million. Management believes that its cash, cash equivalents, and investments as of June 30, 2025 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial and material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Warrants

The Company accounts for warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815"). This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Finally, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. The Company also evaluates if changes in contractual terms or other considerations would result in the reclassification of outstanding warrants from stockholders’ equity to liabilities (or vice versa).

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value. As of June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $18.2 million and $21.4 million, respectively.

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

As of June 30, 2025 and December 31, 2024, the Company had investments of $53.0 million and $67.3 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. Through June 30, 2025, the Company had no off-balance sheet concentrations of credit risk.

Government Contract

In September 2022, the Company received a cost-reimbursement contract award under which the Company was eligible to receive up to $17.8 million from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) to support preclinical, Phase 1 studies and other activities to enable advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. In April 2025, the Company entered into a contract modification with NIAID for a $0.5 million increase and term extension to an existing NIAID contract option. In June 2025, as part of a U.S. Government cost efficiency initiative under a 2025 Executive Order, the Company was notified that the NIAID will not exercise certain remaining options under the contract, resulting in a total $9.0 million reduction to the $18.3 million contract, for a total cumulative contract funding of up to $9.3 million. With the completion of pivotal work under the contract, including the manufacture of drug product, the Company is engaged with federal agencies to fund a Phase 2 proof-of-concept clinical trial for acute melioidosis. This project will be funded in whole with Federal funds from the NIAID, National Institutes of Health, and Department of Health and Human Services Contract No. 75N93022C00059. Accounting for this contract does not fall under ASC 606, Revenue from Contracts with Customers, as NIAID will not benefit directly from the advancement of epetraborole. As there is no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities, the Company applied International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for the NIAID contract payments to the Company. Under IAS 20, government contract proceeds are recognized when there is reasonable assurance the conditions of the contract will be met and the contract funding will be received. For the NIAID contract, this occurs after the qualifying expenses related to the contract have been incurred, or the Company concludes the conditions of the contract have been substantially met. The income related to the reimbursement of operating expenses is then recorded as a reduction of those expenses (see Note 4 - Funding Arrangements).

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the six months ended June 30, 2025 and 2024, the Company had an insignificant net unrealized loss and $0.3 million of net unrealized loss, on available-for-sale investments, respectively.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock units (“RSUs”), common stock subject to repurchase related to unvested early exercise of stock options, and shares committed under the Company’s 2022 Employee Stock Purchase Plan (“ESPP”) are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. In June 2025, the Company entered into exchange agreements with existing stockholders to exchange 2,952,000 shares of the Company’s common stock for pre-funded warrants (the "Warrants") for an equivalent number of shares of common stock at a nominal exercise price of $0.00001 per share. The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods because the impact of potentially dilutive securities would be anti-dilutive.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments, replacing the treasury stock method with the if-converted method for calculation of diluted earnings per share, and removing certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. ASU 2020-06 was effective for annual periods beginning after December 15, 2023, but was not applicable to the Company at that time. The Company adopted ASU 2020-06 on June 17, 2025 using the modified retrospective method in connection with accounting for the pre-funded warrant exchange (See Note 8 – Equity, Issuance of Pre-Funded Warrants in Exchange for Common Stock). Adoption of this standard did not have any impact on the Company's financial statements or net loss per share amounts.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is in the process of evaluating the legislation and an estimate of the financial impact cannot be made at this time.

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$5,755	$—	$—	$5,755
Short-term investments:
U.S. Treasury securities	Level 1	15,542	16	—	15,558
U.S. Treasury securities	Level 2	3,896	5	—	3,901
Commercial paper	Level 2	21,257		(4)	21,253
Corporate debt securities	Level 2	3,984	1	(1)	3,984
Long-term investments:
U.S. Treasury securities	Level 1	8,293	9	(1)	8,301
Total		$58,727	$31	$(6)	$58,752

	December 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$10,127	$—	$—	$10,127
Short-term investments:
U.S. Treasury securities	Level 1	25,906	24	—	25,930
Commercial paper	Level 2	30,842	11	(14)	30,839
U.S. Government agency securities	Level 2	3,499	6	—	3,505
Corporate debt securities	Level 2	1,991	2	—	1,993
Long-term investments:
U.S. Treasury securities	Level 1	5,019	2	—	5,021
Total		$77,384	$45	$(14)	$77,415

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities, U.S. government agency securities and U.S. Treasury securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the six months ended June 30, 2025.

As of June 30, 2025, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the six months ended June 30, 2025 and 2024, the Company did not sell any available-for-sale investments.

As of June 30, 2025, the Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses had been recognized as of June 30, 2025 and December 31, 2024. During the six months ended June 30, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of June 30, 2025 and December 31, 2024, the Company had accrued interest receivable of $0.4 million and $0.3 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. Under the original award, the Company was eligible to receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023 and May 2024, the NIAID exercised two of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million and $3.8 million, respectively, for a cumulative total of $8.8 million. In April 2025, the Company entered into a contract modification with NIAID for a $0.5 million increase and term extension to an existing NIAID contract option. In June 2025, as part of a U.S. government cost efficiency initiative under a 2025 Executive Order, the Company was notified that the NIAID will not exercise certain remaining options under the contract, resulting in a total $9.0 million reduction to the $18.3 million contract, for a cumulative contract total of $9.3 million. Funding for the exercised options extends the estimated completion of the current contract by 29 months beyond the base period of 18 months to August 2026. As of June 30, 2025, a total of $9.3 million of funding has been committed.

During the three and six months ended June 30, 2025, the Company recorded $3.2 million of income as a reduction in research and development operating expenses under the NIAID contract as a reduction in research and development operating expenses and $2.3 million was recorded in prepaid expenses and other current assets on the balance sheets as of June 30, 2025. No income was reported during the three and six months ended June 30, 2024, and no receivable was recorded as of December 31, 2024.

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

During the three and six months ended June 30, 2025, the Company did not record any income, and during the three and six months ended June 30, 2024, the Company recorded no income and $0.1 million, respectively, of income as a reduction in research and development operating expenses under the UGARF Agreement. No receivable was recorded in prepaid expenses and other current assets on the balance sheets as of June 30, 2025 and December 31, 2024.

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

During the three and six months ended June 30, 2025, the Company recorded income of $0.5 million and $0.9 million as a reduction in research and development operating expenses under the 2024 BMGF Agreement. During the three and six months ended June 30, 2024, the Company recorded income of $0.5 million and $0.9 million, respectively, as a reduction in research and development operating expenses under the 2023 BMGF Agreement. $0.7 million and $0.8 million was recorded to other current liabilities on the balance sheets as of June 30, 2025 and December 31, 2024, respectively.

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

The Company agreed to make further payments to Anacor upon achievement of various development milestones for an aggregate maximum of $2.0 million, upon achievement of various commercial and sales threshold milestones for an aggregate maximum payment of $125.0 million, and up to 50% of royalties received under certain sublicensing arrangements. Royalties are subject to certain customary reductions, including lack of patent coverage and generic product entry. The Company also agreed to pay Anacor non-refundable, non-creditable sales royalties on a tiered marginal royalty rate based on the country’s status as a developing or developed country as defined in the license agreement. Sales royalties are a percentage of net sales, as specified in the Anacor License, and range from mid-single digits for developing countries (as classified by the World Bank) and single to mid-teens for all other countries or the China, Hong Kong, Taiwan, and Macau territories, upon reaching a minimum of net sales in the low-teen millions. The sales royalties are required to be paid on a product-by-product and country-by-country basis, until the latest to occur of 15 years following the date of first commercial sale of a product, the expiration of all regulatory or data exclusivity, or the date of the expiration of the last to expire valid claim of a licensed patent covering such product in such country. Currently, the date of the expiration of the last to expire valid claim of a licensed patent covering epetraborole in the licensed territory is June 2028. In addition, Anacor is entitled to certain milestone payments upon a change of control of the Company.

In December 2021, the Company entered into an amendment to the Anacor License for certain compounds and other intellectual property controlled by Anacor for the treatment, diagnosis, or prevention of certain bacterial pathogens (the “Anacor License Amendment”). The Anacor License Amendment has no impact on the Anacor License financial terms.

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three and six months ended June 30, 2025 and 2024. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three and six months ended June 30, 2025 and 2024.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued research and development-related expenses	$1,513	$1,974
Accrued clinical trial-related expenses	733	2,377
Accrued professional services expenses	666	52
Other	42	51
Total accrued liabilities	$2,954	$4,454

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2025 and December 31, 2024, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of June 30, 2025 and December 31, 2024, consisted of the following:

	June 30,	December 31,
	2025	2024
Stock options, issued and outstanding	5,890,920	4,890,843
Pre-funded warrants	2,952,000	—
Unvested restricted stock units	927,468	516,511
ESPP, authorized for future issuance	820,130	563,731
Stock options, authorized for future issuance	431,562	859,841
Total	11,022,080	6,830,926

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding as of June 30, 2025 and December 31, 2024.

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

Issuance of Pre-Funded Warrants in Exchange for Common Stock

In June 2025, the Company entered into exchange agreements with existing stockholders pursuant to which the stockholders exchanged an aggregate of 2,952,000 shares of the Company’s common stock for Warrants to purchase up to an equivalent number of shares of common stock. In connection with the exchange, 152,000 of the exchanged shares of the Company's common stock settled in July 2025.

Each Warrant has an exercise price of $0.00001 per share and does not have an expiration date. The Warrants include a beneficial ownership limitation that restricts the holder from exercising any portion of the Warrant to the extent that, following such exercise, the holder would own more than 9.99% of the Company’s outstanding common stock. The ownership limitation may be increased by the holder to up to 19.99% upon 61 days’ prior written notice to the Company.

The exchange transactions were completed pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and no cash consideration was received by the Company. As there was no cash consideration and the exchange involved equity instruments, the transactions were accounted for as an equity-for-equity exchange with no gain or loss recognized.

The Warrants meet the criteria for equity classification under ASC 815-40, because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, and (v) are indexed to the Company’s common stock. Accordingly, the transfer of common stock for warrants were recorded in additional paid-in capital within stockholders’ equity. The Company valued the Warrants at issuance, concluding that the closing stock price on the transaction close dates approximated their fair value.

As of June 30, 2025, all 2,952,000 shares under Warrants remained outstanding for the purposes of computing earnings per share and the Warrants remain unexercised.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSUs, performance awards, and other forms of awards to employees, directors, and consultants. As of June 30, 2025, no stock appreciation rights, or performance awards were issued.

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

Since the date of incorporation and through June 30, 2025, the Company has issued stock options, RSUs and RSAs to its employees, directors, and consultants. As of June 30, 2025, 431,562 shares of common stock remained available for future issuance under the 2022 Plan.

ISOs granted to newly hired employees under the 2022 Plan generally vest 25% after the completion of 12 months of service, and the balance vests in equal monthly installments over the next 36 months of service and expire ten years from the grant date, unless subject to provisions regarding 10% stockholders. ISOs granted to existing employees generally vest ratably over a 48-month period of service and expire ten years from the grant date. NSOs vest in accordance with the terms of the specific agreement under which the options were provided and expire ten years from the date of grant. RSUs granted to employees generally vest annually over a two to four year period of service and expire ten years from the grant date. RSAs and RSUs granted to non-employees generally vest at the time of grant and expire ten years from the grant date.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development expenses	$1,005	$1,170	$1,870	$2,368
General and administrative expenses	993	1,101	2,175	2,288
Total	$1,998	$2,271	$4,045	$4,656

Stock Option Activity

A summary of the stock option activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	4,890,843	$8.23	6.66	$330
Granted	1,216,313	1.14
Exercised	(63,124)	0.42
Forfeited/expired	(153,112)	10.71
Vested and expected to vest at June 30, 2025	5,890,920	$6.78	7.11	$133
Exercisable as of June 30, 2025	3,756,425	$8.17	6.13	$133

As of June 30, 2025, there was unrecognized stock-based compensation expense of $6.5 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.2 years.

Weighted-average grant-date fair value of the options granted during the six months ended June 30, 2025 was $0.97 per share.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

`	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	516,511	$2.54
Issued	536,863	1.14
Vested and released	(150,906)	2.56
Forfeited	25,000	2.07
Unvested at June 30, 2025	927,468	$1.71

As of June 30, 2025, there was unrecognized stock-based compensation expense of $1.2 million related to unvested RSUs which the Company expects to recognize over a weighted-average period of 2.8 years.

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2025, the number of shares in the ESPP increased by 299,196 shares, representing 1% of the prior year end’s common stock outstanding. As of June 30, 2025, 820,130 shares of common stock remained available for issuance under the ESPP.

During the three and six months ended June 30, 2025, the Company recognized an insignificant amount of stock-based compensation expense related to the ESPP. During the three and six months ended June 30, 2024, the Company recognized $0.1 million in stock-based compensation expense related to the ESPP.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(6,462)	$(14,435)	$(17,111)	$(31,052)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	30,172,328	29,824,725	30,113,321	29,794,001
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	$(0.48)	$(0.57)	$(1.04)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2025	2024
Options issued and outstanding	5,890,920	5,338,375
Unvested RSUs	927,468	624,719
Early exercised common stock subject to future vesting	—	1,673
ESPP authorized for future issuance	820,130	589,143
Total	7,638,518	6,553,910

In June 2025, the Company entered into exchange agreements with existing stockholders to exchange 2,952,000 shares of the Company’s common stock for Warrants for an equivalent number of shares of common stock at a nominal exercise price of $0.00001 per share. The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date.

Note 11. Related Party Transactions

During the six months ended June 30, 2025, other than as disclosed in Note 8, there were no additional material related party transactions. During the six months ended June 30, 2024, the Company had no material related party transactions.

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

In addition to the significant expense categories included within net loss presented on the statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses:

	Six Months Ended June 30,
	2025	2024
External research and development expenses:
Other external research and development (1)	$3,846	$4,161
Consulting and outside services	954	2,856
Clinical trials expenses	895	10,442
Total external research and development expenses	5,695	17,459

Internal research and development expenses:
Personnel-related expenses	5,195	9,345
Total research and development expenses	$10,890	$26,804

(1) Chemistry manufacturing controls, research and preclinical studies and other miscellaneous expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2025 and results of operations for the three and six months ended June 30, 2025 and 2024 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2024. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from our boron chemistry platform. AN2 has a pipeline of boron-based compounds in development for Chagas disease, melioidosis, and non-tuberculous mycobacterial (“NTM”) lung disease caused by M. abscessus, along with programs focused on targets in oncology and infectious diseases. We are committed to delivering high-impact drugs to patients that address critical medical needs and improve health outcomes.

In May 2025, we reported the initiation of Phase-1 start up activities with AN2-502998 (formerly known as AN15368), an investigational, boron-based small molecule in development for the treatment of chronic Chagas disease and in August 2025, we completed dosing the first Single Ascending Dose cohort in the trial. The Phase 1 study is evaluating the safety, tolerability, and pharmacokinetics of oral AN2-502998 for chronic Chagas disease, in healthy volunteers. In October 2023, we announced an exclusive license agreement with the University of Georgia Research Foundation to advance the development of AN2-502998, originally discovered by researchers at Anacor, in close collaboration with the University of Georgia. AN2-502998 is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in non-human primates with long-term, naturally acquired chronic infections of diverse T. cruzi genetic types. We anticipate completion of dosing in the Phase 1 study in the second half of 2025, and anticipate initiation of a Phase 2 proof-of-concept study in 2026. In July 2025, we announced a collaboration with the non–profit medical research organization Drugs for Neglected Diseases initiative (“DNDi”) to advance clinical development of AN2-502998. Through the collaboration, DNDi will share its extensive clinical trial network and expertise in Chagas disease to rapidly advance the clinical development of AN2-502998.

We are pursuing a number of oncology targets where we believe boron chemistry offers a competitive advantage in terms of binding-site differentiation, pharmacodynamics, drug-like properties and IP, including initially ENPP1 and PI3Kα. The unique binding modes of boron-containing compounds enable the discovery of inhibitors with high ligand efficiency against targets considered undruggable or difficult to access with traditional chemistry approaches. Boron chemistry has produced first-in-class molecules against a number of targets including CPSF3 (AN2-502998 and acoziborole) and LeuRS (epetraborole, ganfeborole and tavaborole). The Company has discovered preclinical compounds with profiles that are sub-nanomolar, highly selective and have excellent oral pharmacokinetics. We anticipate advancing the first oncology compound into development later this year with potential clinical proof of concept within the Company’s current cash runway. We expect to advance our second oncology compound into development in the first half of 2026.

We are studying epetraborole for the treatment of acute melioidosis, a highly lethal bacterial infection and recognized biothreat. We completed enrollment in a 200-patient observational trial (non-epetraborole treatment) in October 2024 and in June 2025 announced key insights from the trial, which reinforce the high mortality of the disease, despite standard of care (SOC). This study provides critical data which will allow the Company to optimize the design of upcoming clinical studies. Discussions are underway with the U.S. government to fund Phase 2 development of epetraborole in acute melioidosis. Melioidosis is a highly lethal bacterial infection and recognized biothreat with a 90-day mortality rate approaching 40%, despite SOC drugs, including ceftazidime or meropenem. The aim of the program is to meaningfully lower the expected mortality rate by dosing epetraborole on top of SOC.

We believe that our NTM clinical trials to date provide significant enabling data for epetraborole in M. abscessus and we are actively exploring plans for an investigator-initiated study in M. abscessus. The Company anticipates that, if this study moves forward, positive data could provide proof of concept in M. abscessus and support NDA-enabling future trials.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $17.1 million and $31.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $222.9 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering program (“ATM Offering”) and an underwritten offering (the “Underwritten Offering”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses.

As of June 30, 2025, we had cash, cash equivalents, and investments of $71.2 million. We believe that our available cash will be sufficient to fund our planned operations under our current operating plan through at least twelve months following the date of this Form 10-Q.

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

Components of Our Operating Results

Operating Expenses

Research and Development Expenses

Substantially all of our research and development expenses consist of expenses incurred in connection with the development of our product candidates. These expenses include fees incurred under arrangements with third parties, including CROs, CMOs, preclinical and nonclinical testing organizations, and academic and non-profit institutions. Research and development expenses also include consulting fees, license fees, payroll and personnel-related expenses, including salaries and bonuses, payroll taxes, employee benefit costs and non-cash stock-based compensation for our research and development employees. We expense both internal and external research and development expenses as they are incurred.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$3,200	$12,149	$(8,949)	(74%)
General and administrative	4,016	3,731	285	8%
Total operating expenses	7,216	15,880	(8,664)	(55%)
Loss from operations	(7,216)	(15,880)	8,664	(55%)
Interest income	754	1,445	(691)	(48%)
Net loss	$(6,462)	$(14,435)	$7,973	(55%)

Research and Development Expenses

Research and development expenses were $3.2 million for the three months ended June 30, 2025 compared to $12.1 million for the three months ended June 30, 2024. The decrease of $8.9 million was primarily due to decreases in clinical trial expenses, chemistry manufacturing and controls ("CMC") expenses, personnel-related expenses, consulting and outside services expenses, facilities and miscellaneous expenses, and partially offset by increased preclinical and research study expenses. Clinical trial expenses decreased by $4.3 million primarily due to the termination of the EBO-301 trial in August 2024, partially offset by the initiation of start-up activities of the Phase 1 trial in Chagas disease. CMC expenses decreased by $1.8 million due to decreases in expenses related to epetraborole development in treatment refractory NTM and the timing of when receipt of research contract offsets became reasonably assured, partially offset by increased CMC activities for our Chagas program. Personnel-related expenses decreased by $1.8 million primarily due to our restructuring activities in 2024. Consulting and outside services expenses decreased by $0.9 million primarily due to reduced activities related to the clinical development of epetraborole in treatment refractory NTM, completion of the melioidosis observational study, and the timing of non-dilutive contract offsets. Allocated facilities and miscellaneous expenses decreased by $0.8 million primarily due to recognition of our qualified small business payroll tax credit and lower costs as a result of our restructuring activities. These decreases were partially offset by increased preclinical and research study expenses of $0.7 million resulting from the prioritization of certain research programs. During the three months ended June 30, 2025, and 2024, reimbursement of $3.7 million and $0.5 million, respectively, of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Personnel-related expenses	$2,625	$4,428	$(1,803)	(41%)
Preclinical and research study expenses	1,669	993	676	68%
Clinical trials expenses	368	4,654	(4,286)	(92%)
Consulting and outside services	317	1,285	(968)	(75%)
Chemistry manufacturing and controls	(1,300)	493	(1,793)	(364%)
Other expenses	(479)	296	(775)	(262%)
Total research and development expenses	$3,200	$12,149	$(8,949)	(74%)

General and Administrative Expenses

General and administrative expenses were $4.0 million for the three months ended June 30, 2025 compared to $3.7 million for the three months ended June 30, 2024. The increase of $0.3 million was primarily attributable to a $0.3 million increase in professional and outside services expenses.

Interest Income

Interest income was $0.8 million for the three months ended June 30, 2025 compared to $1.4 million for the three months ended June 30, 2024. The decrease of $0.6 million was due to lower cash, cash equivalents, and investment balances and lower interest rates in 2025 as compared to 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth the significant components of our results of operations:

	Six Months Ended
	June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$10,890	$26,804	$(15,914)	(59%)
General and administrative	7,863	7,372	491	7%
Total operating expenses	18,753	34,176	(15,423)	(45%)
Loss from operations	(18,753)	(34,176)	15,423	(45%)
Interest income	1,642	3,123	(1,481)	(47%)
Other income	—	1	(1)	(100%)
Net loss	$(17,111)	$(31,052)	$13,941	(45%)

Research and Development Expenses

Research and development expenses were $10.9 million for the six months ended June 30, 2025 compared to $26.8 million for the six months ended June 30, 2024. The decrease of $15.9 million was primarily due to decreases in clinical trials expenses, personnel-related expenses, consulting and outside services expenses, chemistry manufacturing and controls ("CMC") expenses and facilities and miscellaneous expenses, partially offset by increased preclinical and research study expenses. Clinical trial expenses decreased by $9.6 million primarily due to the termination of the EBO-301 trial in August 2024 and partially offset by the initiation of start-up activities of the Phase 1 trial in Chagas disease. Personnel-related expenses decreased by $4.2 million primarily due to our restructuring activities in 2024. Consulting and outside services expenses decreased by $1.9 million primarily due to reduced activities relating to the clinical development of epetraborole in treatment refractory NTM, completion of the melioidosis observational study, and the timing of when receipt of research contract offsets became reasonably assured. CMC expenses decreased by $1.2 million due to decreases in epetraborole development in treatment refractory NTM and the timing of non-dilutive contract offsets, partially offset by increased CMC activities for our Chagas program. Allocated facilities and miscellaneous expenses decreased by $1.0 million primarily due to recognition of our qualified small business payroll tax credit and lower costs as a result of our restructuring activities, partially offset by an increase in license fees. These decreases were partially offset by increased preclinical and research study expenses of $2.0 million resulting from the prioritization of certain research programs. During the six months ended June 30, 2025 and 2024, reimbursement of $4.1 million and $1.0 million, respectively, of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Six Months Ended
	June 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Personnel-related expenses	$5,195	$9,345	$(4,150)	(44%)
Preclinical and research study expenses	3,763	1,788	1,975	110%
Consulting and outside services	954	2,856	(1,902)	(67%)
Clinical trials expenses	895	10,442	(9,547)	(91%)
Chemistry manufacturing and controls	439	1,688	(1,249)	(74%)
Other expenses	(356)	685	(1,041)	(152%)
Total research and development expenses	$10,890	$26,804	$(15,914)	(59%)

General and Administrative Expenses

General and administrative expenses were $7.9 million for the six months ended June 30, 2025 compared to $7.4 million for the six months ended June 30, 2024. The increase of $0.5 million was primarily attributable to a $0.7 million increase in professional and outside services expenses, partially offset by $0.1 million decrease in personnel-related expenses and a $0.1 million decrease in facilities and other related expenses.

Interest Income

Interest income, net was $1.6 million for the six months ended June 30, 2025 compared to $3.1 million for the six months ended June 30, 2024. The decrease of $1.5 million was due to lower cash, cash equivalents, and investment balances and lower interest rates in 2025 as compared to 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the six months ended June 30, 2025 and 2024, we had net losses of $17.1 million and $31.1 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2025, we had an accumulated deficit of $222.9 million. As of June 30, 2025, we had cash, cash equivalents, short-term investments and long-term investments of $71.2 million. Based on our current plan, we believe that our available cash will be sufficient to fund our operations for at least 12 months following the date of this Form 10-Q.

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

Future Funding Requirements

We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval for and commercialize any of our current and future product candidates and we do not know when, or if, those events will occur. Historically, we have incurred operating losses and negative cash flows as a result of ongoing efforts to develop our product candidates, including conducting ongoing preclinical and nonclinical studies, clinical trials, API and drug product materials manufacturing, and providing general and administrative support for these operations. We expect our negative cash flows to increase significantly over the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Moreover, we expect to continue to incur costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations, as we do not expect positive cash flows from operations in the foreseeable future.

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
•
the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Six Months Ended
	June 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(18,223)	$(31,977)
Cash provided by investing activities	15,027	42,750
Cash provided by financing activities	65	349
Net (decrease) increase in cash and cash equivalents	$(3,131)	$11,122

Cash Used in Operating Activities

Net cash used in operating activities was $18.2 million for the six months ended June 30, 2025, which consisted of a net loss of $17.1 million, primarily due to the use of funds to develop our product candidates, and a net decrease of $4.4 million in our net operating assets and liabilities, partially offset by $3.3 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $3.2 million in accrued liabilities, accounts payable, accrued compensation, and other current liabilities and an increase of $1.2 million in prepaid expenses and other assets. The non-cash charges consisted of stock-based compensation expense of $4.0 million, partially offset by net accretion of discounts on investments of $0.7 million.

Net cash used in operating activities was $32.0 million for the six months ended June 30, 2024, which consisted of a net loss of $31.1 million, primarily due to the use of funds to develop our initial product candidate, and a net decrease of $3.6 million in our net operating assets and liabilities, partially offset by $2.7 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to an increase in accrued liabilities, accounts payable, and other current liabilities and a decrease in prepaid expenses and other assets. The non-cash charges consisted of stock-based compensation expense of $4.7 million, partially offset by net accretion of discounts on investments of $2.0 million.

Cash Provided by Investing Activities

Net cash provided by investing activities was $15.0 million for the six months ended June 30, 2025, which primarily consisted of $49.0 million in proceeds from the maturity of investments, partially offset by $34.0 million in purchases of investments.

Net cash provided by investing activities was $42.8 million for the six months ended June 30, 2024, which primarily consisted of $55.3 million in proceeds from the maturity of investments, partially offset by $12.6 million in purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the six months ended June 30, 2025, which consisted of $0.05 million in proceeds from the issuance of common stock under the employee stock purchase plan and $0.05 million from the exercise of stock options.

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

Critical Accounting Policies, Significant Judgements, and Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 describes the significant accounting policies and methods used in the preparation of the financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K include for the year ended December 31, 2024, but are not limited to, the discussion of estimates used for research and development and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed financial statements, and actual results could differ materially from the amounts reported. There have been no material changes to these critical accounting policies and estimates through June 30, 2025 from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $71.2 million as of June 30, 2025, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities, and government securities.

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

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. We were not exposed to material foreign currency risk during the quarter ended June 30, 2025.

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

Our CEO and CFO have concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 and included below.

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

The material weaknesses identified were as follows, and continue to exist as of June 30, 2025:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net loss was $51.3 million for the year ended December 31, 2024 and $17.1 million and $31.1 million for the six months ended June 30, 2025 and 2024, respectively. As of June 30, 2025, we had an accumulated deficit of $222.9 million. We have funded our operations to date primarily with proceeds from our underwritten offering (the "Underwritten Offering), our “at-the-market” equity offering program (“ATM Offering”), our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We commenced active operations in November 2019, and our operations to date have been largely focused on raising capital, developing epetraborole, and other product candidates, broadening our expertise in the development of epetraborole, and other product candidates, undertaking preclinical and nonclinical studies, manufacturing clinical trial material, preparing for and initiating clinical trials, and general and administrative operations. As a company, we have not yet demonstrated an ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a commercial product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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
•
a product candidate may reveal harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
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
•
the convenience and ease of once-a-day oral administration compared to alternative treatments;
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

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights, the outcome of which would be uncertain and could significantly harm our business.

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
•
refusals by regulators to accept a submission due to, among other reasons, the content or formatting of the submission; or
•
changes in policies, requirements, or regulations rendering our clinical data insufficient for approval.

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

More recently, the One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect the sales of any product candidate that we may commercialize.

The Trump administration has also issued executive orders that address the pricing of pharmaceuticals in the U.S. and propose a so-called most favored nation pricing policy, which would tie the price of drugs in the U.S. to the lowest price in a group of other countries. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry. Even proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

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

In addition, there are pre-funded warrants currently exercisable for 2,952,000 shares of our common stock. The exercise of these warrants will cause us to issue additional shares of our common stock, which will result in dilution to our stockholders, increase the number of shares of common stock eligible for resale in the public market, and could adversely affect the market price of our common stock.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act ("OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. The Company is assessing the impact of OBBBA on its financial statements and disclosures, and it is not currently expecting a material impact to its financial statements and related disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On June 30, 2025, the Company entered into an exchange agreement with an existing stockholder, pursuant to which the stockholder exchanged 152,000 shares of the Company’s common stock for a pre-funded warrant to acquire 152,000 shares of the Company’s common stock.

The pre-funded warrant has an exercise price of $0.00001 per underlying share of common stock, exercisable at any time until it is fully exercised, and will not expire until it is fully exercised. The number of shares of the Company’s common stock issuable upon exercise of the pre-funded warrant is subject to appropriate adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s shares of common stock, as well as upon any distribution of assets, including cash, stock or other property, to the Company’s stockholders. The pre-funded warrant includes a beneficial ownership blocker that provides that the holder may not exercise (nor may the Company allow the exercise) if upon giving effect to such exercise, it would cause the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with affiliates and any other persons whose beneficial ownership of the Company’s common stock would be aggregated for the purposes of Section 13(d) of the Securities Exchange Act of 1934, as amended) to exceed 9.99% of the total number of then issued and outstanding shares of the Company’s common stock as determined in accordance with the terms of the pre-funded warrant; provided that the pre-funded warrant holder may increase or decrease such percentage to a percentage not in excess of 19.99% effective on or after the 61st day after notice of such increase or decrease is delivered to the Company.

The Company issued the pre-funded warrant without registration in reliance on the exemption from registration contained in Section 3(a)(9) of the Securities Act of 1933, as amended.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 17, 2025, MGC Venture Partners 2018, LP, whose managing director is one of our directors, Dr. Rob Readnour, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 582,288 shares of our common stock until August 15, 2026.

On April 17, 2025, MGC Venture Partners QP 2018, LP, whose managing director is one of our directors, Dr. Rob Readnour, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 652,573 shares of our common stock until August 15, 2026.

During the fiscal quarter ended June 30, 2025, none of our other directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibit

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41331	3.1	June 24, 2024
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of AN2 Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on August 15, 2024.	8-K	001-41331	3.1	August 19, 2024
4.1	Rights Agreement, dated as of August 15, 2024, between AN2 Therapeutics, Inc. and Equiniti Trust Company, LLC, which includes Form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A, the Form of Right Certificate as Exhibit B and the Summary of Rights to Purchase Preferred Stock as Exhibit C.	8-K	001-41331	4.1	August 19, 2024
4.2	Form of Pre-Funded Warrant	8-K	001-41331	4.1	June 20, 2025
10.1*#	Amended and Restated AN2 Therapeutics, Inc. 2022 Non-Employee Director Compensation Policy
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of June 30, 2025 and December 31, 2024; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024; (iv) the Condensed Statements of Stockholders' Equity for the three and six months ended June 30, 2025 and 2024; (vi) the Condensed Statements of Cash Flows for the six months ended June 30, 2025 and 2024; (vii) Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 12, 2025.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)