Form 10-Q
period 2025-09-30
AN2 Therapeutics, Inc.
filed 2025-11-12
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 001-41331

AN2 Therapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-0606654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1300 El Camino Real, Suite 100 Menlo Park, California	94025
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 331-9090

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.00001 per share	ANTX	The Nasdaq Global Select Market

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

As of November 3, 2025, the registrant had 27,402,024 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$18,003	$21,351
Short-term investments	43,918	62,267
Prepaid expenses and other current assets	2,095	2,644
Total current assets	64,016	86,262
Long-term investments	3,219	5,021
Other assets, long-term	—	804
Total assets	$67,235	$92,087
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,226	$3,317
Accrued compensation	1,744	1,676
Accrued liabilities	2,705	4,454
Other current liabilities	183	791
Total liabilities	6,858	10,238
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at September 30, 2025 and December 31, 2024; no shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at September 30, 2025 and December 31, 2024; 27,371,154 and 29,919,634 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	292,553	287,594
Accumulated other comprehensive gain	64	31
Accumulated deficit	(232,240)	(205,776)
Total stockholders’ equity	60,377	81,849
Total liabilities and stockholders’ equity	$67,235	$92,087

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$7,000	$8,287	$17,890	$35,091
General and administrative	3,040	3,484	10,903	10,856
Restructuring charges	—	2,243	—	2,243
Total operating expenses	10,040	14,014	28,793	48,190
Loss from operations	(10,040)	(14,014)	(28,793)	(48,190)
Interest income	687	1,267	2,329	4,390
Other income	—	—	—	1
Net loss attributable to common stockholders	$(9,353)	$(12,747)	$(26,464)	$(43,799)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.43)	$(0.88)	$(1.47)
Weighted-average number of shares used in computing net loss per share, basic and diluted	30,276,230	29,841,169	30,168,221	29,809,839
Other comprehensive loss:
Unrealized gain (loss) on investments	39	139	33	(163)
Comprehensive loss	$(9,314)	$(12,608)	$(26,431)	$(43,962)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2024	29,919,634	$—	$287,594	$31	$(205,776)	$81,849
Issuance of common stock under the ESPP	42,797	—	38	—	—	38
Issuance of common stock upon exercise of stock options	63,124	—	27	—	—	27
Issuance of common stock upon release of restricted stock units	115,962	—	—	—	—	—
Stock-based compensation	—	—	2,047	—	—	2,047
Unrealized gain on available-for-sale investments	—	—	—	17	—	17
Net loss	—	—	—	—	(10,649)	(10,649)
Balances at March 31, 2025	30,141,517	—	289,706	48	(216,425)	73,329
Issuance of common stock upon release of restricted stock units	34,944	—	—	—	—	—
Stock-based compensation	—	—	1,998	—	—	1,998
Unrealized loss on available-for-sale investments	—	—	—	(23)	—	(23)
Issuance of pre-funded warrants in exchange for common stock	(2,800,000)	—	—	—	—	—
Net loss	—	—	—	—	(6,462)	(6,462)
Balances at June 30, 2025	27,376,461	—	291,704	25	(222,887)	68,842
Issuance of common stock under the ESPP	44,248	—	48	—	—	48
Issuance of common stock upon release of restricted stock units	102,445	—	—	—	—	—
Stock-based compensation	—	—	801	—	—	801
Unrealized gain on available-for-sale investments	—	—	—	39	—	39
Issuance of pre-funded warrants in exchange for common stock	(152,000)	—	—	—	—	—
Net loss	—	—	—	—	(9,353)	(9,353)
Balances at September 30, 2025	27,371,154	$—	$292,553	$64	$(232,240)	$60,377

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

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities
Net loss	$(26,464)	$(43,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,846	6,558
Net accretion of discount on investments	(953)	(2,712)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,353	(8)
Accounts payable	(1,091)	(965)
Accrued compensation	68	(1,908)
Accrued liabilities	(1,749)	(1,760)
Other current liabilities	(608)	610
Net cash used in operating activities	(24,598)	(43,984)
Cash flows from investing activities
Purchases of investments	(37,863)	(22,371)
Maturities of investments	59,000	83,840
Net cash provided by investing activities	21,137	61,469
Cash flows from financing activities
Proceeds from issuance of common stock under the ESPP	86	147
Proceeds from exercise of stock options	27	225
Net cash provided by financing activities	113	372
Net (decrease) increase in cash and cash equivalents	(3,348)	17,857
Cash and cash equivalents at the beginning of the period	21,351	15,647
Cash and cash equivalents at the end of the period	$18,003	$33,504

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from its boron chemistry platform. The Company has a pipeline of boron-based compounds in development for Chagas disease, non-tuberculous mycobacterial (“NTM”) lung disease caused by M. abscessus, and melioidosis along with programs focused on targets in oncology and infectious diseases. We are committed to delivering high-impact drugs to patients that address critical medical needs and improve health outcomes. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

Since launching operations in November 2019, the Company has devoted substantially all of its resources to performing research and development activities, business planning and restructuring, hiring personnel, raising capital, and providing general and administrative support for these operations.

At-The-Market Offering

On April 6, 2023, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC as the Company’s sales agent (“Agent”) to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the nine months ended September 30, 2025.

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

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of September 30, 2025, the condensed statements of operations and comprehensive loss and the condensed statements of stockholders’ equity for the three and nine months ended September 30, 2025 and 2024, and the condensed statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2025, the results of its operations for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods, or any future year or period. The balance sheet as of December 31, 2024 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 25, 2025.

Risks and Uncertainties

Liquidity

The Company’s operations have historically been primarily financed through the issuance and sale of redeemable convertible preferred stock and common stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the nine months ended September 30, 2025 and 2024, the Company incurred a net loss of $26.5 million and $43.8 million, respectively, and had cash flows used in operating activities of $24.6 million and $44.0 million, respectively. The Company has an accumulated deficit of $232.2 million and $205.8 million as of September 30, 2025 and December 31, 2024, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

As of September 30, 2025, the Company had cash, cash equivalents, and investments of $65.1 million. Management believes that its cash, cash equivalents, and investments as of September 30, 2025 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial and material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value. As of September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents of $18.0 million and $21.4 million, respectively.

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

As of September 30, 2025 and December 31, 2024, the Company had investments of $47.1 million and $67.3 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. Through September 30, 2025, the Company had no off-balance sheet concentrations of credit risk.

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

Grant Agreements

The Company recognizes grant proceeds from the Gates Foundation, formerly the Bill and Melinda Gates Foundation, in accordance with ASC 958-605, Not-for-Profit Entities - Revenue Recognition, when qualifying costs are incurred and the conditions of the grant agreement have been met. When receipt of grant proceeds is reasonably assured, the Company records a reduction to the research and development expenses incurred and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as a liability and recognized as a reduction to the qualifying research and development expenses when incurred (see Note 4 - Funding Arrangements).

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the nine months ended September 30, 2025 and 2024, the Company had an insignificant net unrealized gain and $0.2 million of net unrealized loss, on available-for-sale investments, respectively.

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

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “OBBBA”), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the Tax Cuts and Jobs Act of 2017. Adoption of the OBBBA did not have a material impact to the Company's financial statements and related disclosures. The Company will continue to monitor the impact of the OBBBA in future periods.

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$4,221	$—	$—	$4,221
Short-term investments:
U.S. Treasury securities	Level 1	22,556	46	—	22,602
U.S. Treasury securities	Level 2	3,926	8	—	3,934
Commercial paper	Level 2	13,388	4	(2)	13,390
Corporate debt securities	Level 2	3,990	2	—	3,992
Long-term investments:
U.S. Treasury securities	Level 1	1,758	6	—	1,764
U.S. Government agency securities	Level 2	483	1	—	484
Corporate debt securities	Level 2	972	—	(1)	971
Total		$51,294	$67	$(3)	$51,358

	December 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$10,127	$—	$—	$10,127
Short-term investments:
U.S. Treasury securities	Level 1	25,906	24	—	25,930
Commercial paper	Level 2	30,842	11	(14)	30,839
U.S. Government agency securities	Level 2	3,499	6	—	3,505
Corporate debt securities	Level 2	1,991	2	—	1,993
Long-term investments:
U.S. Treasury securities	Level 1	5,019	2	—	5,021
Total		$77,384	$45	$(14)	$77,415

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities, U.S. government agency securities and U.S. Treasury securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the nine months ended September 30, 2025.

As of September 30, 2025, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the nine months ended September 30, 2025 and 2024, the Company did not sell any available-for-sale investments.

As of September 30, 2025, the Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses had been recognized as of September 30, 2025 and December 31, 2024. During the nine months ended September 30, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of September 30, 2025 and December 31, 2024, the Company had accrued interest receivable of $0.4 million and $0.3 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. Under the original award, the Company was eligible to receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023 and May 2024, the NIAID exercised two of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million and $3.8 million, respectively, for a cumulative total of $8.8 million. In April 2025, the Company entered into a contract modification with NIAID for a $0.5 million increase and term extension to an existing NIAID contract option. In June 2025, as part of a U.S. government cost efficiency initiative under a 2025 Executive Order, the Company was notified that the NIAID will not exercise certain remaining options under the contract, resulting in a total $9.0 million reduction to the $18.3 million contract, for a cumulative contract total of $9.3 million. Funding for the exercised options extends the estimated completion of the current contract by 29 months beyond the base period of 18 months to August 2026. As of September 30, 2025, a total of $9.3 million of funding has been committed.

During the three months ended September 30, 2025, the Company recorded $0.2 million of income as a reduction in research and development operating expenses under the NIAID contract, which was offset by an increase in research and development operating expenses of $0.5 million due to updated estimates of provisional indirect cost rates under the NIAID contract. During the nine months ended September 30, 2025, the Company recorded $3.5 million of income as a reduction in research and development operating expenses under the NIAID contract, which was offset by an increase in research and development operating expenses of $0.5 million due to updated estimates of provisional indirect cost rates under the NIAID contract. As of September 30, 2025, the Company recorded a receivable of $0.2 million which was included in prepaid expenses and other current assets on the balance sheet. During the three and nine months ended September 30, 2024, there was $0.7 million of income under the NIAID contract as a reduction in research and development operating expenses, and no receivable was recorded as of December 31, 2024.

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

During the three and nine months ended September 30, 2025, the Company did not record any income, and during the three and nine months ended September 30, 2024, the Company recorded no income and $0.1 million, respectively, as a reduction in research and development operating expenses under the UGARF Agreement. No receivable was recorded in prepaid expenses and other current assets on the balance sheets as of September 30, 2025 and December 31, 2024.

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

In September 2025, the Company entered into a third-year continuation cost-reimbursement contract award with the Gates Foundation, formerly the Bill and Melinda Gates Foundation, ("2025 BMGF Agreement") under which the Company was awarded $1.9 million to support an early-stage research program focused on delivering an optimized lead compound for clinical development that can be combined with other compounds to deliver shorter, safer and simpler TB drug regimens. The Company is required to apply the funds it receives under the 2025 BMGF Agreement solely toward direct costs related to this research program. As of September 30, 2025, the Company had not received any advance funding or incurred any eligible expenses under the 2025 BMGF Agreement.

During the three and nine months ended September 30, 2025, the Company recorded income of $0.5 million and $1.5 million as a reduction in research and development operating expenses under the 2024 BMGF Agreement. During the three and nine months ended September 30, 2024, the Company recorded income of $0.4 million and $1.3 million, respectively, as a reduction in research and development operating expenses under the 2023 BMGF Agreement. As of September 30, 2025 and December 31, 2024, $0.2 million and $0.8 million, respectively, was recorded to other current liabilities on the balance sheets.

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

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three and nine months ended September 30, 2025 and 2024. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three and nine months ended September 30, 2025 and 2024.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued research and development-related expenses	$1,765	$1,974
Accrued professional services expenses	663	52
Accrued clinical trial-related expenses	244	2,377
Other	33	51
Total accrued liabilities	$2,705	$4,454

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2025 and December 31, 2024, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of September 30, 2025 and December 31, 2024, consisted of the following:

	September 30,	December 31,
	2025	2024
Stock options, issued and outstanding	5,649,883	4,890,843
Pre-funded warrants	2,952,000	—
Unvested restricted stock units	870,300	516,511
ESPP, authorized for future issuance	775,882	563,731
Stock options, authorized for future issuance	627,322	859,841
Total	10,875,387	6,830,926

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding as of September 30, 2025 and December 31, 2024.

Shareholder Rights Plan

On August 15, 2024, the Company entered into a Rights Agreement between the Company and Equiniti Trust Company, LLC as Rights Agent (as amended from time to time, the “Rights Agreement"), which was previously approved by the Board. In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of the common stock, par value $0.00001 per share, of the Company outstanding at the close of business on August 29, 2024 (the “Record Date”). Each Right entitles the registered holder thereof, after the Rights become exercisable and until August 15, 2025 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, (the “Series A Preferred”), of the Company at a price of $6.50 per one one-thousandth of a share of Series A Preferred, subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement”) and the Rights will expire on August 15, 2025, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. Additional information regarding the Rights Agreement is contained in a Current Report on Form 8-K filed with the SEC on August 19, 2024. The adoption of the Shareholder Rights Plan had no impact on the financial position of the Company. The Shareholder Rights Plan expired on August 15, 2025.

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

As of September 30, 2025, all 2,952,000 shares under Warrants remained outstanding for the purposes of computing earnings per share and the Warrants remain unexercised.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, RSUs, performance awards, and other forms of awards to employees, directors, and consultants. As of September 30, 2025, no stock appreciation rights, or performance awards were issued.

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

Since the date of incorporation and through September 30, 2025, the Company has issued stock options, RSUs and RSAs to its employees, directors, and consultants. As of September 30, 2025, 627,322 shares of common stock remained available for future issuance under the 2022 Plan.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$(34)	$796	$1,836	$3,164
General and administrative expenses	835	1,106	3,010	3,394
Total	$801	$1,902	$4,846	$6,558

Stock-based compensation expense was reduced by $0.6 million during the three and nine months ended September 30, 2025 due to a non-cash adjustment to correct stock-based compensation expense for the first and second quarters of 2025, resulting in a net benefit recognized during the three months ended September 30, 2025. The adjustment was not material to the previously issued financial statements.

Stock Option Activity

A summary of the stock option activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	4,890,843	$8.23	6.66	$330
Granted	1,216,313	1.14
Exercised	(63,124)	0.42
Forfeited/expired	(394,149)	10.06
Vested and expected to vest at September 30, 2025	5,649,883	$6.64	6.48	$372
Exercisable as of September 30, 2025	3,702,158	$8.04	7.22	$208

As of September 30, 2025, there was unrecognized stock-based compensation expense of $5.2 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.0 years.

Weighted-average grant-date fair value of the options granted during the nine months ended September 30, 2025 was $0.97 per share.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

`	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	516,511	$2.54
Issued	564,363	1.13
Vested and released	(253,351)	2.26
Forfeited	42,777	2.24
Unvested at September 30, 2025	870,300	$1.70

As of September 30, 2025, there was unrecognized stock-based compensation expense of $1.0 million related to unvested RSUs which the Company expects to recognize over a weighted-average period of 2.6 years.

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2025, the number of shares in the ESPP increased by 299,196 shares, representing 1% of the prior year end’s common stock outstanding. As of September 30, 2025, 775,882 shares of common stock remained available for issuance under the ESPP.

During the three and nine months ended September 30, 2025, the Company recognized an insignificant amount of stock-based compensation expense related to the ESPP. During the three and nine months ended September 30, 2024, the Company recognized an insignificant amount and $0.1 million, respectively, in stock-based compensation expense related to the ESPP.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss attributable to common stockholders	$(9,353)	$(12,747)	$(26,464)	$(43,799)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	30,276,230	29,841,169	30,168,221	29,809,839
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.43)	$(0.88)	$(1.47)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2025	2024
Options issued and outstanding	5,649,883	4,848,549
Unvested RSUs	870,300	470,809
Early exercised common stock subject to future vesting	—	560
ESPP authorized for future issuance	775,882	563,731
Total	7,296,065	5,883,649

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

Note 11. Related Party Transactions

During the nine months ended September 30, 2025, other than the addition of an existing stockholder who participated in the pre-funded warrant transaction as disclosed in Note 8, there were no additional material related party transactions. During the nine months ended September 30, 2024, there were no material related party transactions.

Note 12. Segment Reporting

The Company operates and manages its business as one reportable and operating segment. The determination of a single operating segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (the “CODM”). The Company's chief executive officer, who is the CODM, assesses performance for the single segment and decides how to allocate resources based on net loss that also is reported on the statements of operations and comprehensive loss. The monitoring of budgeted versus actual results are used in assessing performance of the segment, and making operating decisions, allocating resources, and planning and forecasting for future periods. The measure of segment assets is reported on the balance sheets as total assets.

In addition to the significant expense categories included within net loss presented on the statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses:

	Nine Months Ended September 30,
	2025	2024
External research and development expenses:
Other external research and development (1)	$7,504	$5,775
Clinical trials expenses	1,867	13,128
Consulting and outside services	1,763	4,141
Total external research and development expenses	11,134	23,044

Internal research and development expenses:
Personnel-related expenses	6,756	12,047
Total research and development expenses	$17,890	$35,091

(1) Chemistry manufacturing controls, research and preclinical studies and other miscellaneous expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2025 and results of operations for the three and nine months ended September 30, 2025 and 2024 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2024. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a biopharmaceutical company focused on discovering and developing novel small molecule therapeutics derived from our boron chemistry platform. AN2 has a pipeline of boron-based compounds in development for Chagas disease, non-tuberculous mycobacterial (“NTM”) lung disease caused by M. abscessus, and melioidosis, along with programs focused on targets in oncology and other infectious diseases. We are committed to delivering high-impact drugs to patients that address critical medical needs and improve health outcomes.

In May 2025, we reported the initiation of Phase 1 start up activities with AN2-502998 (formerly known as AN15368), an investigational, boron-based small molecule in development for the treatment of chronic Chagas disease and in August 2025, we completed dosing the first Single Ascending Dose cohort in the trial. The Phase 1 study is evaluating the safety, tolerability, and pharmacokinetics of oral AN2-502998 for chronic Chagas disease, in healthy volunteers. In October 2023, we announced an exclusive license agreement with the University of Georgia Research Foundation to advance the development of AN2-502998, originally discovered by researchers at Anacor, in close collaboration with the University of Georgia. AN2-502998 is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in non human primates with long-term, naturally acquired chronic infections of diverse T. cruzi genetic types. We anticipate Phase 1 data in the first quarter of 2026 and initiation of a Phase 2 proof-of-concept study in patients with chronic Chagas disease in 2026, depending on the outcome and timing of completion of the Phase 1 study. In July 2025, we announced a collaboration with the non-profit medical research organization Drugs for Neglected Diseases initiative (“DNDi”) to advance clinical development of AN2-502998. Through the collaboration, AN2 will leverage DNDi's extensive clinical trial network and expertise in Chagas disease to rapidly advance the clinical development of AN2-502998. There are no FDA approved treatments for adults with chronic Chagas disease.

We are pursuing a number of oncology targets where we believe boron chemistry offers a competitive advantage in terms of binding-site differentiation, pharmacodynamics, drug-like properties and IP, including initially ENPP1 and PI3Kα. The unique binding modes of boron-containing compounds enable the discovery of inhibitors with high ligand efficiency against targets considered undruggable or difficult to access with traditional chemistry approaches. Boron chemistry has produced first-in-class molecules against a number of targets including CPSF3 (AN2-502998 and acoziborole) and LeuRS (epetraborole, ganfeborole and tavaborole). The Company has discovered preclinical compounds with profiles that are sub-nanomolar, highly selective and have excellent oral pharmacokinetics. We anticipate advancing the first oncology compound into development in early 2026 with potential clinical proof-of-concept data within the Company’s current cash runway. We expect to advance our second oncology compound into development in mid-2026.

Building on the microbiological and safety data from our prior NTM study, we believe that epetraborole has the potential to address a critical unmet need in M. abscessus lung disease, one of the most difficult to treat NTM infections for which no FDA-approved therapies exist. The Company is supporting the design of an investigator-initiated trial (IIT) expected to begin enrollment in early 2026, pending finalization of the trial protocol and regulatory allowance to proceed. The Company anticipates that data from this potential study, if positive, could provide the clinical evidence of human proof of concept in M. abscessus and inform the design of a subsequent pivotal trial. NTM lung disease represents a growing global health concern. It is estimated that approximately 120,000–150,000 people in the U.S. are living with NTM lung disease, of which 10–15% are caused by M. abscessus.

We are also studying epetraborole for the treatment of acute melioidosis, a highly lethal bacterial infection and recognized biothreat. We completed enrollment in a 200-patient observational trial (non-epetraborole treatment) in October 2024 and in June 2025 announced key insights from the trial, which reinforce the high mortality of the disease, despite standard of care (SOC). This study provided critical data which will allow the Company to optimize the design of upcoming clinical studies. Discussions are underway with the U.S. government to fund Phase 2 development of epetraborole in acute melioidosis. Melioidosis has a 90-day mortality rate approaching 40%, despite SOC drugs, including ceftazidime or meropenem. The aim of the program is to meaningfully lower the expected mortality rate by dosing epetraborole on top of SOC. If approved for the treatment of melioidosis, we plan to seek a priority review voucher and could generate revenue from U.S. and other governmental stockpiling, as well as from the use of treatment in disease-endemic countries, including the U.S.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $26.5 million and $43.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $232.2 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering program (“ATM Offering”) and an underwritten offering (the “Underwritten Offering”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses.

As of September 30, 2025, we had cash, cash equivalents, and investments of $65.1 million. We believe that our available cash will be sufficient to fund our planned operations under our current operating plan through at least twelve months following the date of this Form 10-Q.

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

Restructuring Charges

Our 2024 restructuring charges consist primarily of employee severance payments and other employee termination-related expenses.

Interest Income

Interest income consists of interest income and investment income earned on our cash, cash equivalents, and investments.

Other Income

Other income consists of income associated with foreign currency fluctuations.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$7,000	$8,287	$(1,287)	(16%)
General and administrative	3,040	3,484	(444)	(13%)
Restructuring charges	—	2,243	(2,243)	(100%)
Total operating expenses	10,040	14,014	(3,974)	(28%)
Loss from operations	(10,040)	(14,014)	3,974	(28%)
Interest income	687	1,267	(580)	(46%)
Net loss	$(9,353)	$(12,747)	$3,394	(27%)

Research and Development Expenses

Research and development expenses were $7.0 million for the three months ended September 30, 2025 compared to $8.3 million for the three months ended September 30, 2024. The decrease of $1.3 million was primarily due to decreases in clinical trial expenses, personnel-related expenses, chemistry manufacturing and controls ("CMC") expenses, and consulting and outside services expenses, partially offset by increased preclinical and research study expenses and facilities and miscellaneous expenses. Clinical trial expenses decreased by $1.7 million primarily due to the termination of the EBO-301 trial in August 2024, partially offset by the initiation of start-up activities of the Phase 1 trial in Chagas disease. Personnel-related expenses decreased by $1.1 million primarily due to our restructuring activities in 2024. CMC expenses decreased by $0.6 million due to decreases in expenses related to epetraborole development in treatment-refractory NTM and the timing of when receipt of research contract offsets became reasonably assured, partially offset by increased CMC activities for our Chagas program. Consulting and outside services expenses decreased by $0.5 million primarily due to reduced activities related to the clinical development of epetraborole in treatment-refractory NTM, completion of the melioidosis observational study, and the timing of non-dilutive contract offsets. These decreases were partially offset by increased preclinical and research study expenses of $2.0 million resulting from the prioritization and increased activities of certain research programs. Allocated facilities and miscellaneous expenses increased by $0.6 million primarily due to timing of when receipt of research contract offsets became reasonably assured. During the three months ended September 30, 2025 and 2024, reimbursement of $0.3 million and $1.1 million, respectively, of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)

Preclinical and research study expenses	$2,431	$388	$2,043	527%
Personnel-related expenses	1,560	2,702	(1,142)	(42%)
Clinical trials expenses	972	2,685	(1,713)	(64%)
Consulting and outside services	809	1,286	(477)	(37%)
Chemistry manufacturing and controls	533	1,102	(569)	(52%)
Other expenses	695	124	571	460%
Total research and development expenses	$7,000	$8,287	$(1,287)	(16%)

General and Administrative Expenses

General and administrative expenses were $3.0 million for the three months ended September 30, 2025 compared to $3.5 million for the three months ended September 30, 2024. The decrease of $0.5 million was primarily attributable to a $0.2 million decrease in personnel-related expenses, $0.2 million decrease in professional and outside services expenses, and $0.1 million decrease in allocated facilities and miscellaneous expenses.

Restructuring Charges

There were no restructuring charges in the three months ended September 30, 2025. Restructuring charges were $2.2 million for the three months ended September 30, 2024, consisting of severance payments and other employee termination-related expenses.

Interest Income

Interest income was $0.7 million for the three months ended September 30, 2025 compared to $1.3 million for the three months ended September 30, 2024. The decrease of $0.6 million was due to lower cash, cash equivalents, and investment balances and lower interest rates in 2025 as compared to 2024.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth the significant components of our results of operations:

	Nine Months Ended
	September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$17,890	$35,091	$(17,201)	(49%)
General and administrative	10,903	10,856	47	0%
Restructuring charges	—	2,243	(2,243)	(100%)
Total operating expenses	28,793	48,190	(19,397)	(40%)
Loss from operations	(28,793)	(48,190)	19,397	(40%)
Interest income	2,329	4,390	(2,061)	(47%)
Other income	—	1	(1)	(100%)
Net loss	$(26,464)	$(43,799)	$17,335	(40%)

Research and Development Expenses

Research and development expenses were $17.9 million for the nine months ended September 30, 2025 compared to $35.1 million for the nine months ended September 30, 2024. The decrease of $17.2 million was primarily due to decreases in clinical trials expenses, personnel-related expenses, consulting and outside services expenses, chemistry manufacturing and controls ("CMC") expenses and facilities and miscellaneous expenses, partially offset by increased preclinical and research study expenses. Clinical trial expenses decreased by $11.3 million primarily due to the termination of the EBO-301 trial in August 2024 and partially offset by the initiation of start-up activities of the Phase 1 trial in Chagas disease. Personnel-related expenses decreased by $5.2 million primarily due to our restructuring activities in 2024. Consulting and outside services expenses decreased by $2.4 million primarily due to reduced activities relating to the clinical development of epetraborole in treatment-refractory NTM, completion of the melioidosis observational study, and the timing of when receipt of research contract offsets became reasonably assured. CMC expenses decreased by $1.8 million due to decreases in epetraborole development in treatment-refractory NTM and the timing of non-dilutive contract offsets, partially offset by increased CMC activities for our Chagas program. Allocated facilities and miscellaneous expenses decreased by $0.5 million primarily due to recognition of our qualified small business payroll tax credit and lower costs as a result of our restructuring activities, partially offset by an increase in license fees. These decreases were partially offset by increased preclinical and research study expenses of $4.0 million resulting from the prioritization of certain research programs. During the nine months ended September 30, 2025 and 2024, reimbursement of $4.5 million and $2.0 million, respectively, of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Nine Months Ended
	September 30,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Personnel-related expenses	$6,756	$12,047	$(5,291)	(44%)
Preclinical and research study expenses	6,193	2,175	4,018	185%
Clinical trials expenses	1,867	13,128	(11,261)	(86%)
Consulting and outside services	1,763	4,141	(2,378)	(57%)
Chemistry manufacturing and controls	972	2,789	(1,817)	(65%)
Other expenses	339	811	(472)	(58%)
Total research and development expenses	$17,890	$35,091	$(17,201)	(49%)

General and Administrative Expenses

General and administrative expenses were $10.9 million for the nine months ended September 30, 2025 and 2024.

Restructuring Charges

There were no restructuring charges in the nine months ended September 30, 2025. Restructuring charges were $2.2 million for the nine months ended September 30, 2024, consisting of severance payments and other employee termination-related expenses.

Interest Income

Interest income, net was $2.3 million for the nine months ended September 30, 2025 compared to $4.4 million for the nine months ended September 30, 2024. The decrease of $2.1 million was due to lower cash, cash equivalents, and investment balances and lower interest rates in 2025 as compared to 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the nine months ended September 30, 2025 and 2024, we had net losses of $26.5 million and $43.8 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2025, we had an accumulated deficit of $232.2 million. As of September 30, 2025, we had cash, cash equivalents, short-term and long-term investments of $65.1 million. Based on our current plan, we believe that our available cash will be sufficient to fund our operations for at least 12 months following the date of this Form 10-Q.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Nine Months Ended
	September 30,
	2025	2024
	(in thousands)
Cash used in operating activities	$(24,598)	$(43,984)
Cash provided by investing activities	21,137	61,469
Cash provided by financing activities	113	372
Net (decrease) increase in cash and cash equivalents	$(3,348)	$17,857

Cash Used in Operating Activities

Net cash used in operating activities was $24.6 million for the nine months ended September 30, 2025, which consisted of a net loss of $26.5 million, primarily due to the use of funds to develop our product candidates, and a net decrease of $2.0 million in our net operating assets and liabilities, partially offset by $3.9 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $3.4 million in accrued liabilities, accounts payable, accrued compensation, and other current liabilities and an increase of $1.4 million in prepaid expenses and other assets. The non-cash charges consisted of stock-based compensation expense of $4.8 million, partially offset by net accretion of discounts on investments of $0.9 million.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $21.1 million for the nine months ended September 30, 2025, which primarily consisted of $59.0 million in proceeds from the maturity of investments, partially offset by $37.9 million in purchases of investments.

Net cash provided by investing activities was $61.5 million for the nine months ended September 30, 2024, which primarily consisted of $83.8 million in proceeds from the maturity of investments, partially offset by $22.3 million in purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the nine months ended September 30, 2025, which consisted of $0.08 million in proceeds from the issuance of common stock under the employee stock purchase plan and $0.02 million from the exercise of stock options.

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

Critical Accounting Policies, Significant Judgements, and Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2024 describes the significant accounting policies and methods used in the preparation of the financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K include for the year ended December 31, 2024, but are not limited to, the discussion of estimates used for research and development and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed financial statements, and actual results could differ materially from the amounts reported. There have been no material changes to these critical accounting policies and estimates through September 30, 2025 from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $65.1 million as of September 30, 2025, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities, and government securities.

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

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. We were not exposed to material foreign currency risk during the quarter ended September 30, 2025.

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

Our CEO and CFO have concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2024 and included below.

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

The material weaknesses identified were as follows, and continue to exist as of September 30, 2025:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
▪
We have a pipeline that is primarily composed of early-stage and mid-stage programs, and clinical proof of concept has not yet been established for any of our product candidates. Our ability to advance these molecules into clinical development, and successfully progress them through preclinical, clinical, and regulatory milestones, is highly uncertain. The inherent risks of early-stage drug discovery and development, including challenges in translation from preclinical data to human studies, may prevent us from achieving meaningful clinical results, obtaining regulatory approval, or realizing the value of our pipeline assets.
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

Our net loss was $51.3 million for the year ended December 31, 2024 and $26.5 million and $43.8 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, we had an accumulated deficit of $232.2 million. We have funded our operations to date primarily with proceeds from our underwritten offering (the "Underwritten Offering), our “at-the-market” equity offering program (“ATM Offering”), our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We currently have no products approved for sale and have historically invested a significant portion of our efforts and financial resources on the development of our initial product candidate, epetraborole, as a treatment for treatment-refractory MAC lung disease. Although we have discontinued our development efforts with respect to epetraborole in the treatment-refractory MAC population, our business remains heavily dependent on the successful development, regulatory approval, and, if approved, commercialization of our product candidates. We cannot be certain that any product candidate will advance through each of the various stages of drug development and receive regulatory approval or will be successfully commercialized even if it receives regulatory approval. The research, development, manufacturing, safety, efficacy, labeling, approval, sale, marketing and distribution of our product candidates are, and will remain, subject to comprehensive regulation by the FDA and other comparable foreign regulatory authorities.

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

A key element of our strategy is to develop our AN2 drug discovery platform, build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of Chagas disease, NTM, melioidosis, other infectious diseases, and in oncology. Our pipeline is primarily composed of early-stage and mid-stage programs, and clinical proof of concept has not yet been established for any of our product candidates. We may not be able to develop product candidates that are safe and effective for any proposed use. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, as a result of significant safety, tolerability and other negative characteristics or limitations that may prevent successful regulatory approval or limit market acceptance or reimbursements from third-party payors. If we do not successfully develop and commercialize any of our product candidates, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect the trading price of our common stock.

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

Under the Tax Cuts and Jobs Act of 2017 (the "TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), our net operating losses (NOLs) generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. There is variation in how states have responded and may continue to respond to the TCJA or the CARES Act. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future. As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Existing, new, or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax policy initiatives reforms and other initiatives under consideration in the United States and internationally could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the United States, are independently evaluating their tax policies and we may see significant changes in legislation and regulations concerning taxation. For example, the TCJA, the CARES Act and the IRA made many significant changes to the U.S. tax laws. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to any such tax legislation may affect us, and certain aspects of the previously enacted legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, the IRA, or any newly enacted federal tax legislation. Other legislative changes could also affect the taxation of holders of our common stock. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could affect our effective tax rates in the future in countries where we are subject to tax and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden, and cost of tax compliance.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the "OBBBA"), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the TCJA. Adoption of the OBBBA did not have a material impact to our financial statements and related disclosures. We will continue to monitor the impact of the OBBBA in future periods.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibit

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41331	3.1	June 24, 2024
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of AN2 Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on August 15, 2024.	8-K	001-41331	3.1	August 19, 2024
4.1	Form of Pre-Funded Warrant	8-K	001-41331	4.1	June 20, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of September 30, 2025 and December 31, 2024; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024; (iv) the Condensed Statements of Stockholders' Equity for the three and nine months ended September 30, 2025 and 2024; (vi) the Condensed Statements of Cash Flows for the nine months ended September 30, 2025 and 2024; (vii) Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2025.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)