Form 10-K
period 2025-12-31
AN2 Therapeutics, Inc.
filed 2026-03-17
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2025, was $23,078,812.

The number of shares of Registrant’s Common Stock outstanding as of March 10, 2026 was 35,941,195 shares of common stock, par value $0.00001 per share, outstanding.

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
•
the ability of our ongoing and planned clinical trials to be sufficient for regulatory approval in the United States and other territories;
•
our ability to commence studies of epetraborole in additional patient populations, which regulatory authorities may not allow or authorize or may delay allowing or authorizing;
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

PART I

Item 1. Business.

All brand names or trademarks appearing in this report are the property of their respective owners. Unless the context requires otherwise, references in this report to “AN2,” “we,” “our,” the “Company” or the “Registrant” refer to AN2 Therapeutics.

Overview

We are a clinical stage biopharmaceutical company focused on the discovery and development of novel small-molecule therapeutics derived from our boron chemistry platform. Our development pipeline spans hematologic diseases, infectious diseases, and oncology with three Phase 2 studies expected to initiate in 2026, two preclinical candidates, as well as advanced research programs focused on targets in oncology, bone disorders, and infectious diseases. We are committed to delivering high-impact drugs to patients that address critical unmet needs and improve health outcomes.

Our Pipeline

Our pipeline is represented in the diagram below:

Figure 1. Company Pipeline

Epetraborole

Polycythemia vera

In March 2026, we announced our plan to expand the development of oral epetraborole into a Phase 2 proof-of-concept clinical study in adults with phlebotomy-dependent polycythemia vera (“PV”). PV is a blood cancer characterized by overproduction of red blood cells in the bone marrow. This overproduction increases hematocrit, which can lead to serious medical complications including arterial and venous thromboembolic events. If untreated, PV can be life-threatening. Despite available therapies, many patients experience uncontrolled hematocrit levels and persistent symptom burden, requiring long-term management to maintain adequate disease control. PV is estimated to affect approximately 155,000 people in the U.S.

We are proceeding through the regulatory process and anticipate initiating the Phase 2 trial in India in the third quarter of 2026. We expect to provide periodic data readouts beginning as early as the fourth quarter of 2026 and throughout 2027, subject to regulatory clearance and enrollment progress. The Phase 2 study is expected to consist of an open-label epetraborole sentinel cohort, an open-label dose optimization cohort for dose selection (Part 1), followed by a double-blind, randomized, placebo-controlled cohort (Part 2), and an optional open-label extension cohort (Part 3). The study is designed to assess the efficacy of oral epetraborole in phlebotomy-dependent adults with PV and its effect on key hematological variables, to optimize a dose regimen on a by-patient level, to assess safety and tolerability, to assess patient-reported outcomes (“PROs”) using validated PRO instruments, and to assess other key hematological parameters. We expect to enroll approximately 40-50 patients across 3-5 or more sites.

Mycobacterium abscessus complex lung disease

In December 2025, the U.S. Food and Drug Administration (“FDA”) cleared an Investigational New Drug Application (“IND”) to proceed with a Phase 2 investigator-initiated study (“IIT”) in collaboration with Oregon Health and Sciences University (“OHSU”) evaluating epetraborole for the treatment of Mycobacterium abscessus (“M. abscessus”) complex lung disease. This multicenter, randomized, double-blind, placebo-controlled, prospective clinical study will be led by Dr. Kevin Winthrop, Professor of Public Health and Infectious Diseases at OHSU, in conjunction with other investigators across an estimated 10-15 sites in the U.S. M. abscessus lung disease is a serious and difficult-to-treat non-tuberculous mycobacterial infection requiring prolonged therapy including IV-only antibiotics and characterized by limited treatment options and high rates of morbidity, and 5-year mortality. No FDA-approved drugs currently exist for its treatment.

We expect to initiate enrollment in the first quarter of 2026 and to report topline results in late 2027.

AN2-502998

Chagas disease

In August 2025, as part of our Chagas disease clinical development program, we commenced our Phase 1 first-in-human trial of oral AN2-502998 in healthy volunteers. Chagas disease (American trypanosomiasis), is an infectious disease caused by Trypanosoma cruzi, which affects an estimated 6-10 million people worldwide, including approximately 300,000 people in the U.S. and over 100,000 in Europe. Chagas disease can remain asymptomatic for years before progressing to chronic disease. In approximately 20–30% of infected individuals, chronic infection leads to serious cardiac and gastrointestinal complications, including cardiomyopathy, heart failure, arrhythmias, stroke, and megacolon or megaesophagus, which can result in significant morbidity and premature death. AN2-502998 is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in nonhuman primates (“NHPs”) with long-term, naturally acquired chronic infections caused by diverse T. cruzi genetic types. Because NHP infections are naturally acquired in the environment, these efficacy data may be more predictive of efficacy in human clinical trials than other animal models. There are no FDA-approved treatments for adults with Chagas disease.

Our Phase 1 first-in-human trial with oral AN2-502998 is nearing completion, with initial clinical data expected in the first quarter of 2026 and initiation of the proof-of-concept Phase 2 trial in patients with chronic Chagas disease in 2026, depending on the outcome and timing of completion of the Phase 1 study.

FDA approval of a treatment for Chagas disease, which is designated as a tropical disease under Section 524 of the Federal Food, Drug, and Cosmetic Act (“FDCA”), would qualify us to receive a priority review voucher intended to incentivize the development of therapies for neglected infectious diseases.

Our Research and Development Initiatives

Oncology

We are pursuing a number of oncology targets where we believe our boron chemistry may offer a competitive advantage in terms of binding-site differentiation, pharmacodynamics, drug-like properties and intellectual property. Our lead oncology programs target PI3Kα and ENPP1. We plan to advance two oncology candidates into development in 2026 targeting PI3Kα and ENPP1.

PI3Kα: We are advancing a preclinical oncology program focused on the development of a selective, pan-mutant PI3Kα inhibitor. Activating mutations in PIK3Cα are among the most common oncogenic drivers across solid tumors and occur in both kinase-domain and helical-domain forms, with substantial prevalence in breast, endometrial, colorectal, and other cancers. Clinical experience with existing PI3Kα inhibitors, while highly effective, have a high rate of side effects, particularly treatment-limiting hyperglycemia. Second generation molecules target mutants with selectivity over wild-type that has been shown to cause hyperglycemia, however preclinical and clinical date show activity that is biased toward kinase-domain mutations, leaving over half of patients with helical domain mutations with lower efficacy potential and greater exposure to toxicities. Our PI3Kα program is designed to address these limitations by targeting true pan-mutant coverage across both kinase and helical mutations while maintaining selectivity over wild-type PI3Kα. Preclinical studies of lead compounds derived from our boron chemistry platform have demonstrated potent activity against multiple clinically relevant PIK3Cα mutations, in vivo antitumor activity in murine models, and tumor regression without evidence of hyperglycemia or hyperinsulinemia in these models. We believe these results, if replicated in future studies, could support a differentiated therapeutic approach aimed at improving tolerability and enabling more durable disease control in patients with PIK3CA-mutant cancers.

ENPP1: We are also advancing a preclinical oncology program focused on inhibition of ectonucleotide pyrophosphatase/phosphodiesterase 1 (“ENPP1”), an enzyme implicated in tumor immune evasion. ENPP1 is expressed on the surface of certain tumor cells, where it degrades cyclic GMP–AMP (“cGAMP”), a key signaling molecule in the cGAS–STING pathway that mediates innate immune activation in response to tumor-derived DNA. Elevated ENPP1 expression has been observed across multiple solid tumor types, including colorectal, lung, pancreatic, and breast cancers, and may contribute to immune suppression within the tumor microenvironment. In contrast to direct STING agonists, which can produce rapid and systemic inflammatory responses, ENPP1 inhibition is designed to preserve endogenous cGAMP signaling and enable more localized and sustained immune activation. Preclinical studies of ENPP1 inhibitors derived from our boron chemistry platform have demonstrated antitumor activity in murine models, including tumor growth inhibition and durable responses when used in combination with the immune checkpoint blockade. We believe this approach, if successfully translated into the clinic, could support a differentiated immuno-oncology strategy with the potential to enhance antitumor immunity while maintaining a favorable therapeutic window.

Global Health Programs

Our global health strategy focuses on leveraging our proprietary boron chemistry platform to develop treatments for infectious diseases that disproportionately affect underserved populations. These programs are funded primarily through non-dilutive grant funding, including sources such as public and private agencies and foundations. Our global health programs include melioidosis, a severe bacterial infection associated with high death rates in endemic regions (funded by the U.S. government), and tuberculosis, a leading cause of death from infectious disease worldwide that affects millions of people each year in partnership with the Gates Foundation and GSK.

Our Strategy

Our strategy is to be a leader in the discovery and development of novel boron-based, small-molecule therapeutics across multiple disease areas. Key elements of our strategy include:

•
Advance our boron-based product candidates through clinical development. Progress our lead assets through Phase 2 and into later-stage studies, with a focus on demonstrating safety, efficacy, and a clear development path through potential registration.
•
Advance and expand research pipeline. Apply our boron chemistry platform to discover and optimize new molecules targeting high-value pathways in oncology, bone disorders, and infectious disease, ensuring a sustainable flow of future product candidates.
•
Leverage non-dilutive funding to support global health programs. Continue to secure and utilize non-dilutive capital, such as grants, government contracts and partnerships to advance global health programs.

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

Intellectual Property

We strive to protect and enhance our proprietary technology, inventions, and improvements that we consider commercially important to the development of our business, including by seeking, maintaining, and defending U.S. and foreign patent rights. As of December 31, 2025, all of the issued patents in our entire patent portfolio are in-licensed and if our current licensors are not cooperative or disagree with us as to the prosecution, maintenance, or enforcement of any such licensed patent rights, such patent rights could be compromised. The patent positions of pharmaceutical companies are generally uncertain and can involve complex legal, scientific, and factual issues. We cannot predict whether any patent applications we pursue, or any patent applications that we have in-licensed, will issue as patents in any particular jurisdiction, or whether the claims of any issued patents will provide sufficient proprietary protection from competitors.

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

For any individual patent, the term depends on the applicable law in the country in which the patent is issued. In most countries where we have in-licensed patents and patent applications, including the U.S., patents have a term of 20 years from the application filing date or earliest claimed nonprovisional priority date. In the U.S., the patent term may be shortened if a patent is terminally disclaimed over another patent that expires earlier. The term of a U.S. patent may also be lengthened by a patent term adjustment that is permitted in order to address administrative delays by the U.S. Patent and Trademark Office (“USPTO”) in examining and granting a patent.

In the U.S., the term of a patent that covers an FDA-approved drug or biologic may be eligible for patent term extension in order to restore the period of a patent term lost during the premarket FDA regulatory review process. Specifically, the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) permits a patent term extension of up to five years beyond the natural expiration of the patent (but the total patent term, including the extension period, must not exceed 14 years following FDA approval). The patent term extension period granted on a patent covering a product is typically one-half the time between the effective date of a clinical investigation involving human beings is begun and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Only one patent applicable to an approved product is eligible for patent term extension, and only those claims covering the approved product, a method for using it, or a method for manufacturing it may be extended. The application for patent term extension must be submitted prior to the expiration of the patent. The USPTO reviews and approves the application for any Patent Term Extension in consultation with the FDA.

The patent portfolio for our epetraborole product candidate is based upon our in-licensed patent portfolio, which includes patents and patent applications directed generally to compositions of matter, pharmaceutical compositions, and methods of treatment. We have exclusively licensed three U.S. patents, along with patents and pending patents in various foreign jurisdictions. We have filed additional patent applications for epetraborole in MAB and PV. Patents and patent applications, if granted, are expected to expire between 2028 and 2046, without taking potential patent term extensions or patent term adjustments into account.

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

PV is typically managed with phlebotomy and low-dose aspirin, with cytoreductive therapy such as hydroxyurea commonly used in patients requiring additional disease control. Two drugs are approved by the U.S. Food and Drug Administration for the treatment of PV: ruxolitinib, a JAK1/2 inhibitor approved for patients who are intolerant of or have an inadequate response to hydroxyurea, and ropeginterferon alfa-2b (Besremi®), an interferon therapy. Despite these treatment options, many patients require ongoing phlebotomy to maintain hematocrit control, and existing therapies may be associated with limitations related to efficacy, tolerability, and route of administration. If approved, epetraborole would be positioned as the first oral, red-cell targeting therapy for hematocrit control. We believe that its potential targeted effects, tolerability profile, and oral dose administration could offer significant competitive advantages, if approved.

There are currently no FDA-approved therapies specifically indicated for the treatment of M. abscessus lung disease. Current treatment regimens rely on off-label use of IV antibiotics selected based on susceptibility testing and clinical judgment, frequently including intravenous agents associated with significant treatment burden and toxicity. Epetraborole, if successfully developed and approved, would be positioned as the first FDA-approved drug for M. abscessus.

There are currently no FDA-approved therapies specifically indicated for the treatment of Chagas disease in adults. Available off-label therapies are typically administered for extended durations and may be associated with adverse effects that limit patient adherence or suitability, particularly in chronic infection. In addition, treatment efficacy in established chronic disease remains variable, and access to therapy may be constrained in certain settings. Within this landscape, we believe AN-502998 has the potential to address persistent unmet needs relating to safety, efficacy, tolerability and treatment burden, and if successfully developed and approved, could be positioned as a differentiated therapeutic option for Chagas disease.

Government Regulation and Product Approval

Government authorities in the U.S., at the federal, state, and local level, and other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, and export and import of drug products. A new drug must be approved by the FDA through the NDA process before it may be legally marketed in the U.S. We, along with any third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval of our product candidates. The process of obtaining regulatory approvals and the subsequent compliance with applicable federal, state, local, and foreign statutes and regulations require the expenditure of substantial time and financial resources.

U.S. Drug Development Process

In the U.S., the FDA regulates drugs under the federal Food, Drug, and Cosmetic Act (“FDCA”) and its implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations require the expenditure of substantial time and financial resources. The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

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

•
satisfactory completion of potential inspection of selected clinical investigation sites to assess compliance with GCPs; and
•
the FDA review and approval of the NDA to permit commercial marketing of the product for particular indications for use in the U.S.

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

Furthermore, an independent IRB at each institution participating in the clinical trial must review and approve each protocol before a clinical trial commences at that institution and must also approve the information regarding the trial and the consent form that must be provided to each trial subject or his or her legal representative, monitor the study until completed and otherwise comply with IRB regulations. The FDA or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. In addition, some clinical trials are overseen by an independent group of qualified experts organized by the sponsor, known as a data safety monitoring board (“DSMB”) or committee. Depending on its charter, this group may determine whether a trial may move forward at designated check points based on access to certain data from the trial. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries, including clinicaltrials.gov.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S. or, if it affects more than 200,000 individuals in the U.S., there is no reasonable expectation that the cost of developing and making a drug product available in the U.S. for this type of disease or condition will be recovered from sales of the product. Orphan designation must be requested before submitting an NDA. After the FDA grants orphan designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the same approved use or indication within such rare disease or condition for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same approved use or indication within the applicable rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or inability to manufacture the product in sufficient quantities. The designation of such drug also entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. However, competitors, may receive approval of different products for the same use or indication within the rare disease or condition for which the orphan product has exclusivity or obtain approval for the same product but for a different use or indication within the rare disease or condition for which the orphan product has exclusivity. Orphan exclusivity also could block the approval of a competing product for seven years if a competitor obtains approval of the “same drug,” as defined by the FDA, or if the active moiety of the product candidate is determined to be contained within the competitor’s product when intended for the same use or indication within the applicable disease or condition. In addition, if an orphan designated product receives regulatory approval for a disease or condition broader than what is designated, it may not be entitled to orphan exclusivity.

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

Marketing Exclusivity

Regulatory exclusivity provisions under the FDCA can delay the submission or the approval of certain marketing applications. The FDCA provides a five-year period of non-patent data exclusivity within the U.S. to the first applicant to obtain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or an NDA submitted under Section 505(b)(2) (“505(b)(2) NDA”) submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovative drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder.

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

Pediatric exclusivity is another type of marketing exclusivity available in the U.S. Pediatric exclusivity provides for an additional six months of marketing exclusivity attached to another period of existing exclusivity or an available patent term if a sponsor conducts clinical trials in children in response to a “written request” from the FDA. The issuance of a written request does not require the sponsor to undertake the described clinical trials, and the FDA’s grant of pediatric exclusivity does not require the FDA to approve labeling containing information on pediatric use based on the studies conducted.

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

Other Healthcare Laws

In the U.S., we are subject to a number of federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, and other healthcare fraud and abuse laws, as follows:

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

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals including physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

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

Coverage and Reimbursement

Sales of any pharmaceutical product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. In the U.S., no uniform policy exists for coverage and reimbursement for pharmaceutical products among third-party payors. Therefore, decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. The process for determining whether a third-party payor will provide coverage for a product typically is separate from the process for setting the price of such product or for establishing the reimbursement rate that the payor will pay for the product once coverage is approved.

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

Healthcare Reform

In the U.S. and certain foreign jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system. In the U.S., by way of example, in March 2010, the Affordable Care Act (“ACA”) was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the U.S. and significantly affected the pharmaceutical industry. The ACA, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Since its enactment, there have been judicial, administrative, executive, and Congressional legislative challenges to certain aspects of the ACA. For example, on June 17, 2021 the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the ACA will remain in effect in its current form.

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

Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted legislation designed, among other things, to bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for pharmaceutical products. In August 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare, with prices that can be negotiated subject to a cap, imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023), and replaces the Part D coverage gap discount program with a new manufacturer discounting program (which began in 2025). The IRA permits the Secretary of the Department of Health and Human Services (“HHS”) to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has issued and will continue to issue guidance implementing the IRA. CMS published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. While the impact of the IRA on our business and the pharmaceutical industry cannot yet be fully determined, it is likely to be significant.

The One Big Beautiful Bill Act, which was enacted in July 2025, imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect our sales of any product candidate that we commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

Individual states in the U.S. have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure, drug price reporting and other transparency measures and, in some cases, mechanisms to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which drugs and suppliers will be included in their healthcare programs. Furthermore, there has been increased interest by third-party payors and governmental authorities in reference pricing systems and publication of discounts and list prices.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Data Privacy and Security Laws

As a pharmaceutical company, we are subject to state, federal and foreign laws, including consumer protection laws and regulations, governing the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. For example, in the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws (e.g., the Health Insurance Portability and Accountability Act (“HIPAA”)), and federal and state consumer protection laws and regulations (e.g., Section 5 of the Federal Trade Commission Act) that govern the collection, dissemination, use, protection and other processing of health-related and other personal information currently or could in the future apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act (“CCPA”), and the General Data Protection Regulation (“GDPR”), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways, thus complicating compliance efforts. Failure to comply with data privacy and security laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, can conflict with each other to make compliance efforts more challenging, and can result in investigations, proceedings, or actions that lead to significant penalties and restrictions on data processing.

Japanese Drug Regulation

Being a member of the ICH, Japan has pharmaceutical regulations fundamentally similar to those of the U.S. and the EU. Clinical trials of medicinal products in Japan must be conducted in accordance with Japanese regulations based on ICH guidelines governing GCP. If the sponsor of the clinical trial is not established within Japan, it must appoint an entity within the country to act as its caretaker who should be authorized to act on the sponsor’s behalf. The sponsor must take out a clinical trial insurance policy, and, according to the industry agreement, should put in place a common compensation policy for the injuries from the trial. Prior to the commencement of human clinical studies, the sponsor must complete an evaluation of the safety of the investigative product and submit a clinical trial notification and clinical trial protocol to the authorities in advance, upon agreement of the IRB of the participating institutions. When the authorities do not comment on the notification, the sponsor may proceed with the clinical trial. Any substantial changes to the trial protocol or other information submitted must be cleared by the IRB and notified to the authorities. Medicines used in clinical trials must be manufactured in accordance with GMP.

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

Employees and Human Capital Resources

As of March 17, 2026, we had 21 full-time employees, consisting of research, manufacturing, clinical operations, quality, finance, and operational personnel. None of our employees are subject to a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

We incorporated in Delaware on February 24, 2017 and launched operations in November 2019. We completed the initial public offering (the “IPO”) of our common stock in March 2022, and our common stock is listed on the Nasdaq Global Select Market under the symbol “ANTX.” Our principal executive offices are located at 1300 El Camino Real, Suite A, Menlo Park, California, 94025, and our telephone number is (650) 331-9090.

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
•
We may not realize the expected benefits from our business restructuring and workforce reduction and we may incur additional costs or other difficulties.
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

For example, in August 2024, we announced topline results from the Phase 2 part of the EBO-301 Phase 2/3 study evaluating epetraborole on top of OBR in treatment-refractory MAC lung disease. The Phase 2 part of the study met its primary objective of demonstrating the potential validation of a novel PRO tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19). However, sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). In May 2025, we announced that the truncated Phase 3 portion of the EBO-301 study did not meet its primary endpoint of demonstrating an improvement on the QOL-B respiratory domain PRO instrument (change from baseline to month 6), though epetraborole was generally well tolerated in the trial. Based on these results, we decided to suspend further development of epetraborole for treatment-refractory MAC lung disease.

Our net loss was $35.2 million and $51.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $241.0 million. We have funded our operations to date primarily with proceeds from our underwritten offering (the “Underwritten Offering”), our “at-the-market” equity offering program (“ATM Offering”), our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

We commenced active operations in November 2019, and our operations to date have been largely focused on raising capital, developing epetraborole and other product candidates, broadening our expertise in the development of epetraborole, and other product candidates, undertaking preclinical and nonclinical studies, manufacturing clinical trial material, preparing for and initiating clinical trials, and general and administrative operations. As a company, we have not yet demonstrated an ability to successfully complete pivotal clinical trials, obtain regulatory approvals, manufacture a commercial product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful commercialization. Consequently, any predictions you make about our future success or viability may not be as accurate as they could be if we had a longer operating history.

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

We believe that our existing cash, cash equivalents, and investments will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. However, in addition to the $40.0 million financing completed in March 2026, we will need to obtain substantial additional funding in connection with our continuing operations and planned activities. Our future capital requirements will depend on many factors, including:

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

Failure to obtain regulatory approval for our product candidates in the U.S. or other territories will prevent us from commercializing and marketing such product candidates. The success of our product candidates will depend on several additional factors, including:

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
•
maintaining a continued acceptable safety and tolerability profile of our drugs following approval; and
•
allowance to proceed with clinical trials under future INDs, or under comparable applications submitted outside the U.S.

If we do not achieve these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.

We may not be successful in our efforts to build a pipeline of product candidates.

A key element of our strategy is to develop our AN2 drug discovery platform, build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of PV, M. abscessus lung disease, Chagas disease, melioidosis, tuberculosis, other infectious diseases, and in oncology. Our pipeline is primarily composed of early-stage and mid-stage programs, and clinical proof of concept has not yet been established for any of our product candidates. We may not be able to develop product candidates that are safe and effective for any proposed use. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, as a result of significant safety, tolerability and other negative characteristics or limitations that may prevent successful regulatory approval or limit market acceptance or reimbursements from third-party payors. If we do not successfully develop and commercialize any of our product candidates, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect the trading price of our common stock.

There can be no assurance that any clinical trials we conduct will be sufficient for product approval.

Prior to marketing any product candidate in the U.S., we must demonstrate that such product candidate is safe and provide substantial evidence of effectiveness for its intended uses. The FDA has generally interpreted the “substantial evidence” requirements as requiring sponsors to conduct two adequate and well-controlled Phase 3 clinical trials. However, in some circumstances, the FDA may conclude that substantial evidence of efficacy has been demonstrated through the conduct of one adequate and well-controlled clinical trial, plus confirmatory evidence (whether obtained prior to or after such trial). Regardless of the clinical development plans we decide to pursue with respect to our product candidates, there can be no assurance that the FDA will not require additional clinical trials for approval of such product candidates beyond the trials that we currently plan to conduct, including in other geographies, even if we successfully complete the trial and believe the results are sufficiently positive.

As a company, we have limited experience designing and conducting clinical trials in the U.S. or other geographies and may be unable to design and execute a clinical trial to support regulatory approval. In addition, the design and results of our clinical trials may not be sufficient to support approval, since factors such as an inappropriate dosage or flaws in the design of a clinical trial may not become apparent until the clinical trial is in progress or data are available.

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

Although a substantial amount of our effort will focus on potential clinical testing and potential regulatory approval of our product candidates, an element of our strategy is to discover, develop and commercialize a portfolio of product candidates to treat diseases with high unmet need. We are seeking to do so by utilizing our targeted-design AN2 drug discovery platform, which uses bacterial genomics and state-of-the-art molecular and dynamic models to design active new compounds that target known mechanisms. We focus our clinical development on pathogens, drug targets, and patients with high, unmet medical needs to leverage the development and regulatory paths available for first-in-class or best-in-class therapeutics. Research efforts to identify and develop product candidates require substantial technical, financial, and human resources, whether or not any product candidates are ultimately identified. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for many reasons, including the following:

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

In particular, we may face delays and difficulties in enrollment in our planned trials of certain of our product candidates because PV, M. abscessus, Chagas disease and certain other conditions we may target include rare diseases (i.e., the size of the targeted patient population is small). Because of this, we may experience difficulties in recruiting sufficient patients into certain of our planned clinical trials.

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

We may conduct clinical trials for our product candidates outside of the U.S., and the FDA may not accept data from such trials, in which case our development plans may be delayed, which could materially harm our business.

We conduct and may in the future conduct one or more of our clinical trials or a portion of our clinical trials for our product candidates outside the U.S. For instance, we will be initiating a PV Phase 2 study in India. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the relevant jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it may result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For example, we will remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, we and our CROs are required to comply with regulations and comply with good laboratory practice requirements for the conduct of certain preclinical studies and GCP requirements for clinical trials, which are regulations and guidelines enforced by the FDA, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Similar regulatory requirements apply outside the U.S., including the International Council for Harmonisation of Technical Requirements for the Registration of Pharmaceuticals for Human Use. Regulatory authorities enforce GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. Failure to comply with these requirements by us or by third parties can result in FDA refusal to approve applications based on the clinical data, enforcement actions, adverse publicity and civil and criminal sanctions.

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

Evaluation of our product candidates in investigator-initiated clinical trials (“IITs”) may expose us to additional risks that could impair the development of our product candidates.

We are currently supporting an IIT evaluating epetraborole in patients with M. abscessus lung disease, and may in the future support other IITs for our product candidates that are designed and managed by independent investigators or institutions. While we believe these clinical trials have the potential to provide supportive data that may further the development of our product candidates, we do not directly control the clinical development process, including, but not limited to, the initiation, enrollment, safety reporting, or conduct of these trials. As a result, investigator-sponsored trials may be subject to significant delays. fail to comply with GCP or other regulatory requirements. be terminated prematurely by the investigator or applicable IRBs or ethics committees, or produce data that is not useful for, or acceptable to, regulatory authorities for purposes of obtaining regulatory approval. IITs may also identify safety or tolerability concerns that could adversely affect the development of our product candidates, including through the imposition of clinical holds, or otherwise subject us to liability. Moreover, if the data from IITs differ from the data we have observed in our sponsored clinical studies, such differences could potentially require us to conduct additional clinical trials or otherwise delay or prevent regulatory approval from the FDA or other regulatory authorities. Any of these factors could adversely impact our reputation, delay our development timelines, or negatively affect our ability to obtain regulatory approval.

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

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical and nonclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved products than we do as an organization. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, following the August 2024 announcement of topline data from the Phase 2 portion of our Phase 2/3 clinical trial evaluating epetraborole, we effected a restructuring resulting in the elimination of a significant portion of the workforce and could result in additional unplanned loss of personnel. Continued disruption caused by the transition or by the loss of ongoing services of any qualified scientific and management personnel could delay or prevent the successful development of our current and future product candidates.

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

We do not have a sales or marketing infrastructure and have limited experience in the sale, marketing, or distribution of pharmaceutical products. To achieve commercial success for any product candidate for which we may obtain regulatory approval, we will need to establish a sales and marketing organization or enter into collaboration, distribution and other marketing arrangements with one or more third parties to commercialize such product candidate. In the U.S. and other key markets, we intend to build a commercial organization to target areas with the greatest incidence of conditions for which we may at some point obtain regulatory approval and recruit experienced sales, marketing and distribution professionals. The development of sales, marketing and distribution capabilities will require substantial resources, will be time-consuming and could delay any product launch. We may decide to work with regional specialty pharmacies, distributors, and/or multi-national pharmaceutical companies to leverage their commercialization capabilities to commercialize any product candidate for which we may obtain regulatory approval outside of the U.S.

If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and distribution capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization costs. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. In addition, we may not be able to hire a sales force in the U.S. that is sufficient in size or has adequate expertise to target the areas that we intend to target. If we are unable to establish a sales force and marketing and distribution capabilities, our operating results may be adversely affected.

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

If we are unable to establish our own sales, marketing and distribution capabilities in the U.S. and other jurisdictions in which any of our product candidates are approved and, instead, enter into arrangements with third parties to perform these services, our revenues and profitability, if any, are likely to be lower than if we were to sell, market and distribute any product candidates that we develop ourselves. We may not be successful in entering into arrangements with third parties to sell, market and distribute our product candidates or may be unable to do so on terms that are favorable to us. We likely will have limited control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates.

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

We may seek regulatory approval for our product candidates outside of the U.S. and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

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
•
workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•
potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), or comparable foreign regulations;
•
challenges enforcing our contractual and intellectual property rights, especially in those foreign countries that do not respect and protect intellectual property rights to the same extent as the U.S.;
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

We are highly dependent on the management, research and development, financial and business development expertise of our key executives, as well as the other members of our research, development, and business teams. Each may terminate employment with us at any time. We do not maintain “key person” insurance for any of our executives or employees.

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

Although we effected a 2024 restructuring to reduce our workforce by approximately 50%, if the development of our product candidates progresses, we may experience growth in the scope of our operations, particularly in the areas of research, drug development, regulatory affairs and, if any of our product candidates receives regulatory approval, sales, marketing and distribution. To manage any such growth, we will need to implement and improve our managerial, operational, and financial systems, expand our facilities and recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such growth, we may not be able to effectively manage such an expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may also lead to significant costs and may divert our management and research and development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our product candidates. We seek to protect our proprietary position by developing and in-licensing intellectual property relating to our product candidates including patent applications in the U.S. and abroad related to our technology and product candidates that are important to our business. If we or our licensors do not adequately protect the intellectual property we in-license or own, competitors may be able to use our technologies and erode or negate any competitive advantage that we may have, which could harm our business and ability to achieve profitability. To protect our proprietary positions, we and our licensors file patent applications in the U.S. and abroad related to our novel technologies and product candidates that are important to our business. The patent application and prosecution process is expensive and time-consuming. We and our current licensors and licensees, or any future licensors and licensees, may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We or our current licensors and licensees, or any future licensors or licensees may also fail to identify patentable aspects of our research and development before it is too late to obtain patent protection, or fail to continue to prosecute patents relating to our product candidates. Therefore, these and any of our in-licensed patents and patent applications may not be prosecuted and enforced in a manner consistent with the best interests of our business. It is possible that defects of form in the preparation or filing of our licensors’ patents or our patent applications may exist, or may arise in the future, such as with respect to proper priority claims, inventorship, claim scope or patent term adjustments. If our current licensors and licensees, or any future licensors or licensees, are not fully cooperative or disagree with us as to the prosecution, maintenance or enforcement of any patent rights, such patent rights could be compromised and we might not be able to prevent third parties from making, using, and selling competing products. We cannot predict whether the patent applications we and our licensors or licensees are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. If there are material defects in the form or preparation of our or our licensors’ patents or patent applications, such patents or applications may be invalid and unenforceable. Moreover, our competitors may independently develop equivalent knowledge, methods, and know-how, and we may not be able to prevent such competitors from commercializing such equivalent knowledge, methods, and know-how. Any of these outcomes could impair our ability to prevent competition from third parties and could have a material adverse effect on our business, financial condition, results of operations and growth prospects. The patent position of biotechnology and pharmaceutical companies generally is highly uncertain and has been the subject of much litigation in recent years. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. No consistent policy regarding the breadth of claims allowed in biotechnology and pharmaceutical patents has emerged to date in the U.S. or in many foreign jurisdictions. In addition, the determination of patent rights with respect to pharmaceutical compounds and technologies commonly involves complex legal and factual questions, which has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Furthermore, recent changes in patent laws in the U.S., including the America Invents Act of 2011, and future changes in patent laws in or outside the U.S. may affect the scope, strength and enforceability of our patent rights or the nature of proceedings that may be brought by us related to our patent rights.

We may not be aware of all third-party intellectual property rights potentially relating to our product candidates. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we in-license or own, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity and commercial value of our patent rights cannot be predicted with any certainty. Moreover, we or our licensors may be subject to a third-party pre-issuance submission of prior art to the U.S. Patent and Trademark Office (“USPTO”), or become involved in opposition, derivation, reexamination, inter partes review, or interference proceedings, in the U.S. or elsewhere, challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates, and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our in-licensed patents or patents we may own in the future may be challenged in the courts or patent offices in the U.S. and abroad. Such challenges may result in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. In addition, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. Any impairment of our intellectual property rights, or our failure to protect our intellectual property rights adequately, could give third parties access to our technology and product candidates and could materially and adversely impact our business, financial condition, results of operations and growth prospects.

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

Competitors or other third parties may infringe, misappropriate or otherwise violate our in-licensed issued patents or other intellectual property rights we may own. To counter such infringement, misappropriation, violation or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against third parties could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their patents, trademarks, copyrights or other intellectual property rights. In addition, our in-licensed patents may become involved in inventorship or priority disputes. Third parties may raise challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in derivation, revocation, reexamination, post-grant review (“PGR”), inter partes review (“IPR”), interference proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings challenging any patents that we may own or in-license. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our potential future owned patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, invalidate, or render unenforceable, our potential future owned patents or licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights In a patent infringement proceeding, there is a risk that a court will decide that a patent we own or in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents are upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our owned or in-licensed patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our owned or in-licensed patents could limit our ability to assert our owned or in-licensed patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, in the future, we expect to rely on trademarks to distinguish our product candidates that are approved for marketing, if any, and if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the third party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

In addition, any proprietary name we propose to use with any product candidate in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of the potential for confusion with other product names. If the FDA objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable proprietary product name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. If we are unable to establish name recognition based on our trademarks, we may not be able to compete effectively and our business, financial condition, results of operations and growth prospects may be adversely affected.

If we are unable to protect the confidentiality of our proprietary information, know-how and trade secrets, the value of our product candidates could be adversely affected and our business and competitive position would be harmed.

In addition to seeking patent protection for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. However, these agreements may be inadequate to protect our proprietary and intellectual property rights. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. In addition, we may not be able to obtain adequate remedies for any such breaches. Although we use reasonable efforts to protect this proprietary information and technology, we also cannot guarantee that we have entered into such agreements with each party that may have or have had access to our confidential information, know-how, trade secrets or other proprietary information or each individual who has developed intellectual property on our behalf. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property rights will be effective. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, distracting to management, and time-consuming, and the outcome is unpredictable and varied depending on the jurisdiction. In addition, some courts inside and outside the U.S., in countries in which we operate or intend to operate, are less willing, or unwilling, to protect trade secrets, know-how and other proprietary information. Any claims or litigation could cause us to incur significant expenses. Some third parties may be able to sustain the costs of complex litigation more effectively than we can because they have substantially greater resources.

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

Periodic maintenance fees, renewal fees, annuity fees and various other government fees on patents and patent applications will be due to be paid to the USPTO and various government patent agencies outside of the U.S. over the lifetime of our owned or in-licensed patents and patent applications. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies. The USPTO and various non-U.S. government agencies require compliance with several procedural, documentary, fee payment and other similar provisions during the patent application process. We are also dependent on our licensors to take the necessary action to comply with these requirements with respect to our licensed intellectual property. In some cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. There are situations, however, in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in a partial or complete loss of patent rights in the relevant jurisdiction. In such an event, potential competitors might be able to enter the market with similar or identical products or technology, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, enforcing and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. could be less extensive than those in the U.S. In some cases, we or our licensors may not be able to obtain patent protection for certain licensed technology outside the U.S. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the U.S., even in jurisdictions where we or our licensors do pursue patent protection. Consequently, we may not be able to prevent third parties from practicing our in-licensed inventions in all countries outside the U.S., even in jurisdictions where our licensors do pursue patent protection or from selling or importing products made using our inventions in and into the U.S. or other jurisdictions.

In addition, geo-political actions in the U.S. and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, the U.S. and foreign government actions related to Russia’s conflict in Ukraine may limit or prevent filing, prosecution, and maintenance of patent applications in Russia. Government actions may also prevent maintenance of issued patents in Russia. These actions could result in abandonment or lapse of our patents or patent applications, resulting in partial or complete loss of patent rights in Russia. In addition, a decree was adopted by the Russian government in March 2022, allowing Russian companies and individuals to exploit inventions owned by patentees from the U.S. without consent or compensation. Consequently, we would not be able to prevent third parties from practicing our inventions in Russia or from selling or importing products made using our inventions in and into Russia. Accordingly, our competitive position may be impaired, and our business, financial condition, results of operations and prospects may be adversely affected.

Competitors may use our technologies in jurisdictions where we or our licensors have not pursued and obtained patent protection to develop their own products and, further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These products may compete with our product candidates and our preclinical programs. Our in-licensed patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, record-keeping, labeling, storage, approval, advertising, promotion, sale, import, export and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by comparable foreign regulatory authorities, with regulations differing from country to country. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing the product candidate. We currently do not have any products approved for sale in any jurisdiction. For example, we are not permitted to market any product candidate in the U.S. until we receive regulatory approval of an NDA from the FDA. We as a company only have limited experience in filing and supporting the applications necessary to gain regulatory approvals and may rely on third-party contract research organizations to assist us in this process.

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

We have not sought or obtained regulatory approval for any product candidate, and it is possible that any product candidates we may seek to develop will never obtain regulatory approval. In order to obtain approval to commercialize a product candidate in the U.S. or abroad, we or our collaborators must demonstrate to the satisfaction of the FDA or foreign regulatory agencies, that such product candidates are safe and effective for their intended uses. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe that the nonclinical or clinical data for a product candidate is promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. The FDA may also require us to conduct additional nonclinical studies or clinical trials for product candidates either prior to or post-approval, and it may otherwise object to elements of our clinical development program.

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

Regulatory authorities in some jurisdictions, including the U.S., may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act of 1983, the FDA may designate a product as an orphan product if it is intended to treat a rare disease or condition, which is generally defined as a diagnosed patient population of fewer than 200,000 individuals in the U.S., or a patient population of greater than 200,000 individuals in the U.S., but for which there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. Similar laws exist in Europe and Japan. The European Commission may grant a product orphan medicinal product designation if the product is intended for the treatment, prevention or diagnosis of a life-threatening or very serious condition, with a prevalence in the European Union of not more than five in 10,000 people, and where either no satisfactory method of diagnosis, prevention or treatment of the condition in question exists, or if such method exists that the medicinal product will be of significant benefit to those affected by that condition.

As part of our business strategy, we intend to seek orphan drug designation, where applicable, from the FDA and orphan medicinal product designation from the European Commission; however, we may not be able to obtain or maintain this status for our product candidates. There can be no assurance that any regulatory authority will grant any orphan drug designations.

In the U.S., orphan designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. In addition, if a product candidate that has orphan drug designation subsequently receives the first FDA approval for the rare disease or condition for which it has such designation, it is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including an NDA, to market the same drug for the same approved use or indication within the relevant rare disease or condition for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity within the relevant approved use or indication or where the manufacturer is unable to assure sufficient product quantity.

More than one product may be approved by the FDA for the same use or indication within the orphan disease or condition, as long as the products are different drugs, as determined by the FDA. As a result, if any of our product candidates is approved by the FDA and receives orphan drug exclusivity, absent other applicable exclusivities, the FDA can still approve other drugs for use in treating the same indication or use within the applicable rare disease or condition, which could create a more competitive market for us. The failure to successfully obtain orphan drug exclusivity would adversely affect our business.

Even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same use or indication within the same rare disease or condition. Even after an orphan drug is approved, the FDA or comparable foreign regulatory authority can subsequently approve the same drug for the same use or indication within the relevant rare disease or condition if such regulatory authority concludes that the later drug is clinically superior if it is shown to be safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

We may attempt to seek accelerated approval in the U.S. for certain of our product candidates. If we are not able to use that pathway, we may be required to conduct additional clinical trials beyond those that are contemplated, which would increase the expense of obtaining, and delay the receipt of, necessary regulatory approvals, if we receive them at all. In addition, even if an accelerated approval pathway is available to us, it may not lead to expedited approval of our product candidates, or approval at all.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verity and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022, provided the FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to, among other things, have a confirmatory trial underway prior to such approval being granted.

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

Failure to obtain regulatory approval in foreign jurisdictions would prevent our product candidates from being marketed in these territories. Any approval we are granted for our product candidates in the U.S. would not assure approval of such product candidates in foreign jurisdictions.

In order to market and sell our product candidates in Japan, the European Union, United Kingdom, other areas of Asia, Australia, and any other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain approval from the FDA. The regulatory approval process outside the U.S. generally includes all of the risks associated with obtaining approval from the FDA. In addition, in many countries outside the U.S., it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We may not obtain approvals from regulatory authorities outside the U.S. on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and data from clinical studies approved by the FDA may not be accepted by foreign regulatory agencies, and approval by one regulatory authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, failure to obtain approval in one jurisdiction may impact our ability to obtain approval elsewhere. We may not be able to file for marketing authorization and may not receive necessary approvals to commercialize our product candidates in any market.

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

The FDA’s and other regulatory authorities’ policies may change and additional government regulations may be promulgated that could prevent, limit or delay marketing authorization of any product candidates we develop. We also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

The FDA and other regulatory authorities strictly regulates marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the internet and off-label promotion. For example, any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. While physicians in the U.S. may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA.

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

Our current and future relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors in the U.S. and elsewhere may be subject, directly or indirectly, to applicable anti-kickback, fraud and abuse, false claims, physician payment transparency and other healthcare laws and regulations, which could expose us to penalties.

Healthcare providers, physicians, and third-party payors in the U.S. and elsewhere will play a primary role in the recommendation and prescription of any product candidates for which we obtain regulatory approval. Our current and future arrangements with healthcare professionals, principal investigators, consultants, customers, and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws that may constrain the business or financial arrangements and relationships through which we research, sell, market, and distribute any product candidates for which we obtain regulatory approval. In addition, we may be subject to physician payment transparency laws and regulations by the federal government and by the states and foreign jurisdictions in which we conduct our business. The applicable federal, state, and foreign healthcare laws that may affect our ability to operate include the following:

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

In the U.S. and some foreign jurisdictions there have been, and continue to be, several legislative and regulatory changes and proposed reforms of the healthcare system in an effort to contain costs, improve quality, and expand access to care.

In the U.S., there have been and continue to be a number of healthcare-related legislative initiatives, as well as executive, judicial, and Congressional challenges to existing healthcare laws that have significantly affected, and could continue to significantly affect, the healthcare industry. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. On August 16, 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law, which among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. The IRA also eliminated the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program.

In addition, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs and review the relationship between pricing and manufacturer patient programs. For example, the IRA, among other things (i) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions took effect progressively starting in fiscal year 2023. CMS published the negotiated prices for the initial ten drugs, which went into effect in 2026, and the subsequent 15 drugs, which will first be effective in 2027, as well as the next set of 15 drugs that will be subject to negotiation, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS has and will continue to issue and update guidance as these programs are implemented. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

In July 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted and imposes significant reductions in the funding of the Medicaid program. Such reductions are expected to decrease the number of persons enrolled in Medicaid and reduce the services covered by Medicaid, which could adversely affect the sales of any product candidate that we may commercialize.

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump has threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers have reportedly entered into confidential pricing agreements with the federal government. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

At the state level, legislatures have become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, and marketing cost disclosure, drug price reporting, and other transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Some states have enacted legislation creating so-called prescription drug affordability boards, which ultimately may attempt to impose price limits on certain drugs in these states. Outside of the U.S., particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of regulatory approval for a product. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed.

We are subject to privacy and data security laws, rules, regulations, policies, industry standards, and contractual obligations, and our failure to comply with them could harm our business.

We maintain a large quantity of information, including confidential business information and information related to our employees and may maintain or have responsibility for the maintenance of personal information in connection with the conduct of our clinical trials. As such, we are subject to laws and regulations governing the privacy and security of such information. In the U.S., there are numerous federal and state privacy and data security laws and regulations governing the collection, use, disclosure, and protection of personal information that apply or could apply to our operations or the operations of our partners, including federal and state health information privacy laws, federal and state security breach notification laws, and federal and state consumer protection laws. The legislative and regulatory landscape for privacy and data protection continues to evolve, and there has been an increasing focus on privacy and data protection issues, in particular in relation to health information, which may affect our business and is expected to increase our compliance costs and exposure to liability. In addition, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and the regulations promulgated thereunder. Depending on the facts and circumstances, we could be subject to significant penalties if we obtain, use or disclose individually identifiable health information in a manner that is not authorized or permitted by HIPAA.

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

We may engage third parties to sell any approved product candidates outside the U.S., to conduct clinical trials, and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We can be held liable for the corrupt or other illegal activities of our employees, agents, contractors, and other collaborators, even if we do not explicitly authorize or have actual knowledge of such activities. Any violations of the laws and regulations described above may result in substantial civil and criminal fines and penalties, imprisonment, the loss of export or import privileges, debarment, tax reassessments, breach of contract, and fraud litigation, reputational harm, and other consequences.

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

In addition, after our March 2026 Private Placement, there are pre-funded warrants currently exercisable for 8,741,473 shares of our common stock, 2,952,000 of which were outstanding and exercisable as of December 31, 2025. The exercise of these warrants will cause us to issue additional shares of our common stock, which will result in dilution to our stockholders, increase the number of shares of common stock eligible for resale in the public market, and could adversely affect the market price of our common stock.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware and the federal district courts of the U.S. will be the exclusive forums for substantially all disputes between us and our stockholders, including claims under the Securities Act, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

Furthermore, our amended and restated certificate of incorporation also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the U.S. shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. However, these provisions would not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. To the extent the exclusive forum provision restricts the courts in which claims arising under the Securities Act may be brought, there is uncertainty as to whether a court would enforce such a provision. We note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder.

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

Under the Tax Cuts and Jobs Act of 2017 (the “TCJA”), as modified by the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), our net operating losses (“NOLs”) generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such federal NOLs in tax years beginning after December 31, 2020, is limited to 80% of taxable income. There is variation in how states have responded and may continue to respond to the TCJA or the CARES Act. In addition, under Sections 382 and 383 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. We may have experienced ownership changes in the past and may experience ownership changes in the future. As a result, our ability to use our pre-change NOLs and tax credits to offset post-change taxable income, if any, could be subject to limitations. Similar provisions of state tax law may also apply. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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
•
the results of our nonclinical testing and clinical trials;
•
unanticipated safety, tolerability or efficacy concerns;
•
the loss of any of our key research, development or management personnel;
•
regulatory or legal developments in the U.S. and other countries;
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
•
general economic, political, market, and industry conditions, including economic slowdowns, recessions, inflationary pressures, rising interest rates, tariffs, trade wars, and reduced credit availability, and overall fluctuations in the financial markets in the U.S. or other countries where we conduct critical business;

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

We are incurring significantly increased costs as a result of operating as a company whose common stock is publicly traded in the U.S., and our management is devoting substantial time to new compliance initiatives.

As a public company in the U.S., we are incurring significant legal, accounting, and other expenses. These expenses will likely be even more significant after we no longer qualify as an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies in the U.S., including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations has increased our legal and financial compliance costs and has made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur or the timing of such costs.

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

Existing, new, or future changes in tax laws, regulations, and treaties, or the interpretation thereof, in addition to tax policy initiatives, reforms and other initiatives under consideration in the U.S. and internationally could have an adverse effect on the taxation of international businesses. Furthermore, countries where we are subject to taxes, including the U.S., are independently evaluating their tax policies and we may see significant changes in legislation and regulations concerning taxation. For example, the TCJA, the CARES Act and the IRA made many significant changes to the U.S. tax laws. Future guidance from the U.S. Internal Revenue Service and other tax authorities with respect to any such tax legislation may affect us, and certain aspects of the previously enacted legislation could be repealed or modified in future legislation. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the CARES Act, the IRA, or any newly enacted federal tax legislation. Other legislative changes could also affect the taxation of holders of our common stock. We are unable to predict what tax reform may be proposed or enacted in the future or what effect such changes would have on our business, but such changes could affect our effective tax rates in the future in countries where we are subject to tax and have an adverse effect on our overall tax rate in the future, along with increasing the complexity, burden, and cost of tax compliance.

In July 2025, the U.S. government enacted the OBBBA, which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of expiring provisions of the TCJA. Adoption of the OBBBA did not have a material impact to our financial statements and related disclosures. We will continue to monitor the impact of the OBBBA in future periods.

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

Item 2. Properties.

We operate primarily as a remote‑first organization. We do not own any real property. We use coworking or flexible office space in Menlo Park, California that serves as our registered address and for meetings or collaboration on an as-needed basis. We believe that our current facilities arrangement will be adequate for our near-term needs. If required, we believe that suitable space would be available in the future on commercially reasonable terms.

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

Dividend Policy

We have never declared or paid any dividends on our common stock. We anticipate that we will retain all of our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination to declare or pay dividends will be made at the discretion of our Board, subject to applicable laws, and will depend upon, among other factors, our results of operations, financial condition, contractual restrictions, capital requirements, general business conditions and other factors that our Board may deem relevant. Our future ability to pay cash dividends on our capital stock may be limited by the terms of any future debt or preferred securities.

Stockholders

As of March 10, 2026, we had 40 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Securities Authorized for Issuance under Equity Compensation Plans

The information required by this item is incorporated by reference to the definitive proxy statement for our 2025 annual meeting of stockholders (the “Proxy Statement”) to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved].

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of December 31, 2025 and results of operations for the years ended December 31, 2025 and 2024 should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (“Form 10-K”.) This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-K to “AN2,” the “Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a clinical stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics derived from our boron chemistry platform. Our development pipeline spans hematologic diseases, infectious diseases, and oncology with three Phase 2 studies expected to initiate in 2026 and two preclinical candidates, as well as advanced research programs focused on targets in oncology, bone disorders, and infectious diseases. We are committed to delivering high-impact drugs to patients that address critical medical needs and improve health outcomes.

Epetraborole - Polycythemia vera

In March 2026, we announced our plan to expand the development of oral epetraborole into a Phase 2 proof-of-concept clinical study in adults with phlebotomy-dependent polycythemia vera (PV). PV is a blood cancer characterized by overproduction of red blood cells in the bone marrow. This overproduction increases hematocrit, which can lead to serious medical complications including arterial and venous thromboembolic events. If untreated, PV can be life-threatening. Despite available therapies, many patients experience uncontrolled hematocrit levels and persistent symptom burden, requiring long-term management to maintain adequate disease control. PV is estimated to affect approximately 155,000 people in the U.S.

We are proceeding through the regulatory process and anticipate initiating a Phase 2 trial in India in the third quarter of 2026. We expect to provide periodic data readouts beginning as early as the fourth quarter of 2026 and throughout 2027, subject to regulatory clearance and enrollment progress.

Epetraborole – M. abscessus

Building on the microbiological and safety data from our prior NTM study, we believe that epetraborole has the potential to address a critical unmet need in M. abscessus lung disease, one of the most difficult to treat NTM infections for which no FDA-approved therapies exist. The Company is supporting the design of an investigator-initiated trial (“IIT”) and anticipates that data from this potential study, if positive, could provide the clinical evidence of human proof-of-concept in M. abscessus and inform the design of a subsequent pivotal trial. NTM lung disease represents a growing global health concern. It is estimated that approximately 120,000–150,000 people in the U.S. are living with NTM lung disease, of which 10–15% are caused by M. abscessus.

In December 2025, the U.S. Food and Drug Administration (“FDA”) cleared an Investigational New Drug Application (“IND”) to proceed with a Phase 2 investigator-initiated study (“IIT”) in collaboration with Oregon Health and Sciences University (“OHSU”) evaluating epetraborole for the treatment of M. abscessus lung disease. This multicenter, randomized, double-blind, placebo-controlled, prospective clinical study will be led by Dr. Kevin Winthrop, Professor of Public Health and Infectious Diseases at OHSU, in conjunction with other investigators across an estimated 10-15 sites in the U.S. M. abscessus lung disease is a serious and difficult-to-treat non-tuberculous mycobacterial infection requiring prolonged therapy including with IV-only antibiotics, and characterized by limited treatment options and high rates of morbidity and 5-year mortality. No FDA-approved drugs currently exist for its treatment. We expect to initiate enrollment in the first quarter of 2026 and to report topline results in late 2027.

AN2-502998 - Chagas disease

In August 2025, as part of our Chagas disease clinical development program, we commenced our Phase 1 first-in-human trial of oral AN2-502998 (formerly known as AN15368), an investigational, boron-based small molecule in development for the treatment of chronic Chagas disease and we anticipate Phase 1 data in the first quarter of 2026 and initiation of a Phase 2 proof-of-concept study in patients with chronic Chagas disease in 2026, depending on the outcome and timing of completion of the Phase 1 study. The Phase 1 study is evaluating the safety, tolerability, and pharmacokinetics of oral AN2-502998 for chronic Chagas disease, in healthy volunteers. In October 2023, we announced an exclusive license agreement with the University of Georgia Research Foundation to advance the development of AN2-502998, originally discovered by researchers at Anacor, in close collaboration with the University of Georgia. AN2-502998 is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in non-human primates with long-term, naturally acquired chronic infections caused by diverse T. cruzi genetic types. Because NHP infections are naturally acquired in the environment, these efficacy data may be more predictive of efficacy in human clinical trials than other animal models. There are no FDA approved treatments for adults with chronic Chagas disease. In July 2025, we announced a collaboration with the non-profit medical research organization Drugs for Neglected Diseases initiative (“DNDi”) to advance clinical development of AN2-502998. Through the collaboration, AN2 will leverage DNDi's extensive clinical trial network and expertise in Chagas disease to rapidly advance the clinical development of AN2-502998.

Our research and development initiatives - Oncology

We are pursuing a number of oncology targets where we believe boron chemistry offers a competitive advantage in terms of binding-site differentiation, pharmacodynamics, drug-like properties and IP, including initially ENPP1 and PI3Kα. The unique binding modes of boron-containing compounds enable the discovery of inhibitors with high ligand efficiency against targets considered undruggable or difficult to access with traditional chemistry approaches. Boron chemistry has produced first-in-class molecules against a number of targets including CPSF3 (AN2-502998 and acoziborole) and LeuRS (epetraborole, ganfeborole and tavaborole). The Company has discovered preclinical compounds with profiles that are sub-nanomolar, highly selective and have excellent oral pharmacokinetics. We plan to advance two oncology candidates into development in 2026 targeting PI3Kα and ENPP1.

Melioidosis

We are also studying epetraborole for the treatment of acute melioidosis, a highly lethal bacterial infection and recognized biothreat. We completed enrollment in a 200-patient observational trial (non-epetraborole treatment) in October 2024 and in June 2025 announced key insights from the trial, which reinforce the high mortality of the disease, despite standard of care (SOC). This study provided critical data which will allow the Company to optimize the design of upcoming clinical studies. Discussions are underway with the U.S. government to fund Phase 2 development of epetraborole in acute melioidosis. Melioidosis has a 90-day mortality rate approaching 40%, despite SOC drugs, including ceftazidime or meropenem. The aim of the program is to meaningfully lower the expected mortality rate by dosing epetraborole on top of SOC. If approved for the treatment of melioidosis, we plan to seek a priority review voucher and could generate revenue from U.S. and other governmental stockpiling, as well as from the use of treatment in disease-endemic countries.

Recent developments

In August 2024, we announced a reduction of approximately 50% of our workforce, which was approved by the Board in connection with our restructuring following discontinuation of the EBO-301 Phase 2/3 study of epetraborole in treatment refractory MAC lung disease and to further extend our operating capital. In connection with the workforce reduction, we recognized severance and other charges of $2.2 million, primarily consisting of severance payments and other employee termination-related expenses.

Future funding requirements

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $35.2 million and $51.3 million for the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $241.0 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering program (“ATM Offering”) and an underwritten offering (the “Underwritten Offering”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses. In March 2026, we entered into a Securities Purchase Agreement with certain investors to sell through a private placement 8,245,611 shares of common stock at a price of $2.85 per share and pre-funded warrants to purchase up to 5,789,473 shares of common stock at a purchase price of $2.84999 per pre-funded warrant, resulting in aggregate gross proceeds of $40.0 million before deducting the placement agent’s fees and other offering expenses and excluding any proceeds we may receive upon exercise of the pre-funded warrants (the “Private Placement”).

Financial Operations Overview

As of December 31, 2025, we had cash, cash equivalents and investments of $60.0 million. We believe that our available cash will be sufficient to fund our planned operations through at least twelve months following the date of this Form 10‑K.

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

General and Administrative Expenses

Our general and administrative expenses consist primarily of payroll and personnel-related expenses, including salaries and bonuses, payroll taxes, employee benefit costs, and non-cash stock-based compensation. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, and professional service fees for auditing, tax, general legal services, and other external consulting and vendor services. We expect our general and administrative expenses to continue to increase in the future, including expenses related to legal, accounting, regulatory, and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Select Market and the Securities and Exchange Commission (“SEC”), directors and officers liability insurance premiums, and investor relations activities.

Restructuring Charges

Our restructuring charges consist primarily of employee severance payments and other employee termination-related expenses.

Interest Income

Interest income consists of interest income and investment income earned on our cash, cash equivalents, and investments.

Other Income

Other income consists of income associated with foreign currency fluctuations.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table sets forth the significant components of our results of operations:

	Year Ended
	December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$24,769	$40,488	$(15,719)	(39%)
General and administrative	13,340	14,066	(726)	(5%)
Restructuring charges	—	2,234	(2,234)	(100%)
Total operating expenses	38,109	56,788	(18,679)	(33%)
Loss from operations	(38,109)	(56,788)	18,679	(33%)
Interest income	2,934	5,466	(2,532)	(46%)
Other income	1	1	—	*
Net loss	$(35,174)	$(51,321)	$16,147	(31%)
*Change not meaningful

Research and Development Expenses

Research and development expenses were $24.8 million for the year ended December 31, 2025 compared to $40.5 million for the year ended December 31, 2024. The decrease of $15.7 million was primarily due to decreases in clinical trial expenses, personnel-related expenses, consulting and outside services expenses, chemistry manufacturing and controls (“CMC”) expenses, and facilities and miscellaneous expenses, partially offset by increased preclinical and research study expenses and other expenses. Clinical trial expenses decreased by $12.8 million primarily due to the termination of the EBO-301 trial in August 2024, partially offset by the initiation of the Phase 1 trial in Chagas disease. Personnel-related expenses decreased by $4.3 million primarily due to our restructuring activities in 2024. Consulting and outside services expenses decreased by $2.3 million primarily due to reduced activities related to the clinical development of epetraborole in treatment-refractory NTM, completion of the melioidosis observational study, and the timing of non-dilutive contract offsets. CMC expenses decreased by $1.3 million due to decreases in expenses related to epetraborole development in treatment-refractory NTM and the timing of when receipt of research contract offsets became reasonably assured, partially offset by increased CMC activities for our Chagas program. Allocated facilities and miscellaneous expenses decreased by $0.1 million. These decreases were partially offset by increased preclinical and research study expenses of $5.0 million resulting from the prioritization and increased activities of certain research programs and increased other expenses of $0.1 million. During the years ended December 31, 2025 and 2024, reimbursement of $5.2 million and $3.7 million, respectively, of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Year Ended
	December 31,
	2025	2024	Change	% Change
	(in thousands, except percentages)
Personnel-related expenses	$8,971	$13,244	$(4,273)	(32%)
Preclinical and research study expenses	8,524	3,569	4,955	139%
Clinical trials expenses	2,783	15,626	(12,843)	(82%)
Consulting and outside services	2,400	4,707	(2,307)	(49%)
Chemistry manufacturing and controls	1,580	2,909	(1,329)	(46%)
Other expenses	511	433	78	18%
Total research and development expenses	$24,769	$40,488	$(15,719)	(39%)

General and Administrative Expenses

General and administrative expenses were $13.3 million for the year ended December 31, 2025 compared to $14.1 million for the year ended December 31, 2024. The decrease of $0.8 million was primarily attributable to $0.6 million decrease in personnel-related expenses, primarily related to stock-based compensation expense, and a $0.3 million decrease in professional services expenses. These decreases were partially offset by a $0.1 million increase in facilities and miscellaneous expenses.

Restructuring Charges

There were no restructuring charges for the year ended December 31, 2025. Restructuring charges were $2.2 million for the year ended December 31, 2024, consisting of severance payments and other employee termination-related expenses.

Interest Income

Interest Income was $2.9 million for the year ended December 31, 2025 compared to $5.5 million for the year ended December 31, 2024. The decrease of $2.6 million was due to lower cash, cash equivalents and short and long-term investment balances and lower interest rates in 2025 as compared to 2024.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the years ended December 31, 2025 and 2024, we had net losses of $35.2 million and $51.3 million, respectively, and we expect to incur substantial additional losses in future periods. As of December 31, 2025, we had an accumulated deficit of $241.0 million. As of December 31, 2025, we had cash, cash equivalents, short-term investments and long-term investments of $60.0 million. Based on our current business plan, we believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Form 10-K.

To date, we have funded our operations primarily through our Underwritten Offering, ATM Offering, IPO and private placements of our then existing redeemable convertible preferred stock. In March 2026, we generated aggregate gross proceeds from the Private Placement of $40.0 million before deducting the placement agent’s fees and other offering expenses. In August 2023, we generated approximately $65.5 million from the Underwritten Offering, after deducting commissions and offering expenses. In June 2023, we generated approximately $19.1 million in net proceeds from the ATM Offering, after deducting commissions and offering expenses. In March and April 2022, we generated aggregate net proceeds of approximately $70.4 million from our IPO, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we raised $91.6 million from the issuance of our redeemable convertible preferred stock. Upon the closing of our IPO, all outstanding shares of our then existing redeemable convertible preferred stock were converted into shares of our common stock.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Year Ended
	December 31,
	2025	2024
	(in thousands)
Cash used in operating activities	$(29,834)	$(49,257)
Cash provided by investing activities	28,311	54,589
Cash provided by financing activities	113	372
Net (decrease) increase in cash and cash equivalents	$(1,410)	$5,704

Cash Used in Operating Activities

Net cash used in operating activities was $29.8 million for the year ended December 31, 2025, which consisted of a net loss of $35.2 million, primarily due to the use of funds to develop our product candidates, and a net decrease of $0.2 million in our net operating assets and liabilities, partially offset by a net increase of $5.2 million in non-cash charges. The non-cash charges consisted of stock-based compensation expense of $6.2 million, partially offset by net accretion of discounts on investments of $1.0 million. The net decrease in our operating assets and liabilities was primarily due to a decrease of $1.5 million in prepaid expenses and other current assets and increases of $0.7 million in accrued compensation, $0.4 million in other current liabilities, and $0.2 million in other non-current liabilities, partially offset by increases of $2.4 million in accrued liabilities and $0.3 million in accounts payable.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $28.3 million for the year ended December 31, 2025, which primarily consisted of $74.5 million in proceeds from maturities of investments, partially offset by $46.2 million in purchases of investments.

Net cash provided by investing activities was $54.6 million for the year ended December 31, 2024, which primarily consisted of $101.3 million in proceeds from maturities of investments, partially offset by $46.7 million in purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $0.1 million for the year ended December 31, 2025, which primarily consisted of net proceeds from the issuance of common stock under the ESPP and from the exercises of stock options.

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

Critical Accounting Policies, Significant Judgments, and Use of Estimates

Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported expenses incurred during the reporting periods. Our estimates are based on our historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates. While our significant accounting policies are described in more detail in Part I, Note 2—Basis of Presentation and Summary of Significant Accounting Policies to our financial statements appearing elsewhere in this Form 10-K, we believe that the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements.

Research and Development

We have entered into various agreements with CMOs and CROs. We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and the development of our technology and include: internal research and development expense, including employee-related expenses (such as salaries, bonus, benefits and non-cash stock-based compensation expense); external research and development expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, CMOs, academic and non-profit institutions and consultants; license fees; and other expenses. Costs to develop our technologies are recorded as research and development expense as incurred.

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

We will remain an EGC until the earliest to occur of: (1) the last day of our first fiscal year in which we have total annual revenues of more than $1.235 billion; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period; and (4) the last day of the fiscal year ending after the fifth anniversary of our IPO.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and investments of $60.0 million as of December 31, 2025, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long-term fixed income securities and government securities.

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

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the U.S. We were not exposed to material foreign currency risk during the year ended December 31, 2025.

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

Our CEO and CFO have concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting, as described below.

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

Management has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that as of December 31, 2025, our internal control over financial reporting was not effective due to material weaknesses in internal control over financial reporting, as described below.

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

The material weaknesses identified were as follows, and continue to exist as of December 31, 2025:

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

Other than the material weakness associated with the accounting for certain non-routine or complex transactions, including the proper application of U.S. GAAP, which has been remediated, the remaining material weaknesses will not be considered remediated until the design requirements described above have been finalized, and the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, the material weaknesses related to lack of sufficient resources, insufficient segregation of duties, lack of designing and maintaining formal accounting policies, procedures and controls and lack of designing and maintaining effective controls over IT, were not remediated as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the fourth quarter of 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

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

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to the Proxy Statement to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41331	3.1	June 24 2025
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of AN2 Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on August 15, 2024.	8-K	001-41331	3.1	August 19, 2024
4.1	Form of Common Stock Certificate.	S-1	333-263295	4.1	March 21, 2022
4.2	Amended and Restated Investors’ Rights Agreement, by and among the Registrant and certain of its stockholders, dated March 5, 2021.	S-1	333-263295	4.2	March 4, 2022
4.3*	Description of Securities.
4.4	Form of Pre-Funded Warrant.	8-K	001-41331	4.1	June 20, 2025
4.5	Form of 2026 Pre-Funded Warrant.	8-K	001-41331	4.1	March 10, 2026
10.1#	AN2 Therapeutics, Inc. 2017 Equity Incentive Plan, as amended.	S-1	333-263295	10.1	March 4, 2022
10.2#	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise and Early Exercise Stock Purchase Agreement under the AN2 Therapeutics, Inc. 2017 Equity Incentive Plan.	S-1	333-263295	10.2	March 4, 2022
10.3#	AN2 Therapeutics, Inc. 2022 Equity Incentive Plan	10-K	001-41331	10.3	March 29, 2024
10.4#	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the AN2 Therapeutics, Inc. 2022 Equity Incentive Plan.	S-1	333-263295	10.4	March 4, 2022
10.5#	Form of Restricted Stock Unit Grant Notice and Award Agreement under the AN2 Therapeutics, Inc. 2022 Equity Incentive Plan.	10-K	001-41331	10.5	March 29, 2024
10.6#	AN2 Therapeutics, Inc 2022 Employee Stock Purchase Plan.	10-K	001-41331	10.6	March 29, 2024
10.7#	AN2 Therapeutics, Inc. Amended and Restated 2022 Non-Employee Director Compensation Policy.	10-Q	001-41331	10.1	August 12, 2025
10.8#	AN2 Therapeutics, Inc. Officer Severance Plan.	S-1	333-263295	10.8	March 4, 2022
10.9#	Form of Indemnity Agreement by and between the Registrant and its directors and executive officers.	S-1	333-263295	10.9	March 4, 2022
10.10#	Offer Letter by and between the Registrant and Eric Easom, dated November 19, 2019.	S-1	333-263295	10.10	March 4, 2022
10.11#*	Amended and Restated Offer Letter by and between the Registrant and Lucy Day, dated January 29, 2026.
10.12‡	License Agreement by and between the Registrant and Anacor Pharmaceuticals, Inc., dated November 20, 2019, as amended on December 3, 2021.	S-1	333-263295	10.13	March 4, 2022
10.13‡	License Agreement by and between the Registrant and Brii Biosciences Limited, dated November 20, 2019.	S-1	333-263295	10.14	March 4, 2022
10.14	Amended and Restated Global Health Agreement by and among the Registrant, Adjuvant Global Health Technology Fund L.P., and Adjuvant Global Health Technology Fund DE L.P., dated March 5, 2021.	S-1	333-263295	10.15	March 4, 2022

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.15#	Offer Letter by and between the Registrant and Joshua Eizen, dated September 19, 2022.	10-Q	001-41331	10.1	November 9, 2022
10.16‡	Exclusive Patent License Agreement, dated October 10, 2023, by and between the Registrant and the University of Georgia Research Foundation, Inc	10-K	001-41331	10.18	March 25, 2025
10.17	Securities Purchase Agreement, dated March 8, 2026, by and among AN2 Therapeutics, Inc. and the Purchasers.	8-K	001-41331	10.1	March 10, 2026
10.18	Registration Rights Agreement, dated March 10, 2025, by and among AN2 Therapeutics, Inc. and the investors party thereto.	8-K	001-41331	10.2	March 10, 2026
19.1	AN2 Therapeutics, Inc. 2022 Insider Trading Policy	10-K	001-41331	19.1	March 25, 2025
23.1*	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.
24.1*	Power of Attorney (incorporated by reference to the signature page to this Annual Report on Form 10-K.)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Compensation Recovery Policy.	10-K	001-41331	97.1	March 29, 2024
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

‡ Portions of this exhibit (indicated by [*]) have been omitted because the registrant has determined that the information is both not material and is the type that the registrant treats as private or confidential.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Balance Sheets as of December 31, 2025 and 2024; (iii) the Statements of Operations and Comprehensive Loss for the years ended December 31, 2025 and 2024; (iv) the Statements of Stockholders’ Equity for the years ended December 31, 2025 and 2024; (vi) the Statements of Cash Flows for the years ended December 31, 2025 and 2024; (vii) Notes to Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 17, 2026.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Sarah Williams
Sarah Williams
Principal Accounting Officer

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

Signature	Title	Date

/s/ Eric Easom	Chief Executive Officer, Chair and Director (Principal Executive Officer)	March 17, 2026
Eric Easom

/s/ Lucy O. Day	Chief Financial Officer (Principal Financial Officer)	March 17, 2026
Lucy O. Day

/s/ Sarah Williams	Principal Accounting Officer	March 17, 2026
Sarah Williams

/s/ Maggie FitzPatrick	Lead Independent Director	March 17, 2026
Maggie FItzPatrick

/s/ Kabeer Aziz	Director	March 17, 2026
Kabeer Aziz

/s/ Gilbert L. Marks	Director	March 17, 2026
Gilbert L. Marks

/s/ Patricia (Patty) Martin	Director	March 17, 2026
Patricia (Patty) Martin

/s/ Rob Readnour	Director	March 17, 2026
Rob Readnour

/s/ Melvin Spigelman	Director	March 17, 2026
Melvin Spigelman

/s/ Stephanie Wong	Director	March 17, 2026
Stephanie Wong

/s/ Joseph Zakrzewski	Director	March 17, 2026
Joseph Zakrzewski

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of AN2 Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of AN2 Therapeutics, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 17, 2026

We have served as the Company’s auditor since 2021, which includes periods before the Company became subject to SEC reporting requirements.

AN2 THERAPEUTICS, INC.

BALANCE SHEETS

(in thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$19,941	$21,351
Short-term investments	38,060	62,267
Prepaid expenses and other current assets	1,936	2,644
Total current assets	59,937	86,262
Long-term investments	2,013	5,021
Other assets, long-term	—	804
Total assets	$61,950	$92,087
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,021	$3,317
Accrued compensation	2,418	1,676
Accrued liabilities	2,052	4,454
Other current liabilities	1,229	791
Total current liabilities	8,720	10,238
Other non-current liabilities	170	—
Total liabilities	8,890	10,238
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at December 31, 2025 and December 31, 2024; 27,413,171 and 29,919,634 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	293,953	287,594
Accumulated other comprehensive gain	57	31
Accumulated deficit	(240,950)	(205,776)
Total stockholders’ equity	53,060	81,849
Total liabilities and stockholders’ equity	$61,950	$92,087

The accompanying notes are an integral part of these financial statements.

AN2 THERAPEUTICS, INC.

STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$24,769	$40,488
General and administrative	13,340	14,066
Restructuring charges	—	2,234
Total operating expenses	38,109	56,788
Loss from operations	(38,109)	(56,788)
Interest income	2,934	5,466
Other income	1	1
Net loss attributable to common stockholders	$(35,174)	$(51,321)
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(1.72)
Weighted-average number of shares used in computing net loss per share, basic and diluted	30,215,747	29,828,227
Other comprehensive loss:
Unrealized gain (loss) on investments	26	(244)
Comprehensive loss	$(35,148)	$(51,565)

The accompanying notes are an integral part of these financial statements.

AN2 THERAPEUTICS, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2023	29,741,445	$—	$278,881	$275	$(154,455)	$124,701
Issuance of common stock under the ESPP	70,700	—	147	—	—	147
Issuance of common stock upon exercise of stock options	28,930	—	225	—	—	225
Vesting of early exercised stock options	—	—	3	—	—	3
Issuance of common stock upon release of restricted stock units	38,556	—	—	—	—	—
Issuance of common stock upon release of restricted stock awards	40,003	—	—	—	—	—
Stock-based compensation	—	—	8,338	—	—	8,338
Unrealized loss on available-for-sale investments	—	—	—	(244)	—	(244)
Net loss	—	—	—	—	(51,321)	(51,321)
Balances at December 31, 2024	29,919,634	—	287,594	31	(205,776)	81,849
Issuance of common stock under the ESPP	87,045	—	86	—	—	86
Issuance of common stock upon exercise of stock options	63,124	—	27	—	—	27
Issuance of common stock upon release of restricted stock units	295,368	—	—	—	—	—
Stock-based compensation		—	6,246	—	—	6,246
Unrealized gain on available-for-sale investments	—	—	—	26	—	26
Issuance of pre-funded warrants in exchange for common stock	(2,952,000)	—	—	—	—	—
Net loss	—	—	—	—	(35,174)	(35,174)
Balances at December 31, 2025	27,413,171	$—	$293,953	$57	$(240,950)	$53,060

The accompanying notes are an integral part of these financial statements.

AN2 THERAPEUTICS, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows used in operating activities
Net loss	$(35,174)	$(51,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,246	8,338
Net accretion of discount on investments	(1,070)	(3,279)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,512	807
Accounts payable	(296)	641
Accrued compensation	742	(2,342)
Accrued liabilities	(2,402)	(2,227)
Other current liabilities	438	126
Other non-current liabilities	170	—
Net cash used in operating activities	(29,834)	(49,257)
Cash flows from investing activities
Purchases of investments	(46,189)	(46,751)
Maturities of investments	74,500	101,340
Net cash provided by investing activities	28,311	54,589
Cash flows from financing activities
Proceeds from issuance of common stock under the ESPP	86	147
Proceeds from exercise of stock options	27	225
Net cash provided by financing activities	113	372
Net (decrease) increase in cash and cash equivalents	(1,410)	5,704
Cash and cash equivalents at the beginning of the period	21,351	15,647
Cash and cash equivalents at the end of the period	$19,941	$21,351

The accompanying notes are an integral part of these financial statements.

AN2 Therapeutics, Inc.

Notes to Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a clinical stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics derived from our boron chemistry platform. Our development pipeline spans hematologic diseases, infectious diseases and oncology with three Phase 2 studies expected to initiate in 2026, two preclinical candidates, as well as advanced research programs focused on targets in oncology, bone disorders and infectious diseases. We are committed to delivering high-impact drugs to patients that address critical unmet needs and improve health outcomes. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

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

Financings

At-The-Market Offering

On April 6, 2023, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC as the Company’s sales agent (“Agent”) to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the year ended December 31, 2025.

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

Risks and Uncertainties

Liquidity

Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the years ended December 31, 2025 and 2024, the Company incurred a net loss of $35.2 million and $51.3 million, respectively, and had cash flows used in operating activities of $29.8 million and $49.3 million, respectively. The Company has an accumulated deficit of $241.0 million and $205.8 million as of December 31, 2025 and 2024, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

As of December 31, 2025, the Company had cash, cash equivalents, short-term investments and long-term investments of $60.0 million. Management believes that its cash, cash equivalents and investments as of December 31, 2025 will be sufficient to fund its current operating plan through at least 12 months from the issuance date of these financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

Segments

The Company operates and manages its business as one reportable and operating segment. For financial information related to the Company's one operating segment see Note 13 - Segment Reporting.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to research and development accruals, fair value of assets and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

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

The valuation model used for calculating the fair value of stock options for stock-based compensation expense is the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model requires management to make assumptions and judgments about the variables used in the calculation, including the expected term, the expected volatility of common stock, an assumed risk-free interest rate, and expected dividends the Company may pay. Management uses the simplified calculation (based on the mid-point between the vesting date and the end of the contractual term) of the expected term for its stock options as the Company has concluded that its stock option history does not provide a reasonable basis upon which to estimate expected term. Through November 2025, volatility is based on an average of the historical volatilities of the common stock of entities with characteristics similar to the Company’s. Beginning in December 2025, after sufficient trading data of the Company’s own stock on the Nasdaq Global Market became available, we adopted a blended volatility methodology that combines the Company’s historical volatility with that of a peer group, weighing the volatility of its peer group for the amount of time prior to the March 2022 IPO so that the blended volatility term equals the expected term of the related stock-based award. We will continue to utilize this blended volatility methodology until sufficient historical trading data of the Company's own stock is available. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Warrants

The Company accounts for warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. In addition, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds and commercial paper, are stated at fair value. As of December 31, 2025 and 2024, the Company had cash and cash equivalents of $19.9 million and $21.4 million, respectively.

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

Unrealized gains and losses on available-for-sale investments are reported in accumulated other comprehensive gain (loss) as a separate component of stockholders’ equity. For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value and recognized in other income (expense) in the statements of operations and comprehensive loss. If neither criterion is met, the Company evaluates whether the decline in fair value is related to credit-related factors or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. Credit-related impairment losses, limited by the amount that the fair value is less than the amortized cost basis, are recorded through an allowance for credit losses in other income. Any unrealized losses from declines in fair value below the amortized cost basis as a result of non-credit factors are recognized in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity, along with unrealized gains. Realized gains and losses and declines in fair value, if any, on available-for-sale securities are included in other income in the statements of operations and comprehensive loss.

For purposes of identifying and measuring credit-related impairments, the Company’s policy is to exclude applicable accrued interest from both the fair value and amortized cost basis of the related security. The Company has elected to write-off uncollectible accrued interest receivable balances in a timely manner, which is defined by the Company as when interest due becomes 90 days delinquent. The accrued interest write-off will be recorded by reversing interest income. Accrued interest receivable is recorded to prepaid expenses and other current assets. There have been no uncollectible accrued interest write-offs in the years ended December 31, 2025 or 2024.

As of December 31, 2025 and 2024, the Company had investments of $40.1 million and $67.3 million, respectively.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and investments. The Company’s cash is invested through financial institutions in the U.S. The Company’s investments consist of debt securities, issued by highly rated corporate entities or the U.S. government. The Company’s exposure to any individual corporate entity is limited by its investment policy. Deposits have and will continue to exceed federally insured limits. The Company invests its cash equivalents in highly rated money market funds. Through December 31, 2025, the Company has not experienced any credit losses in such accounts.

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the balance sheets. Through December 31, 2025, the Company has no off-balance sheet concentrations of credit risk.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Government Contract

In September 2022, the Company received a cost-reimbursement contract award under which the Company is eligible to receive up to $17.8 million from the U.S. National Institute of Allergy and Infectious Diseases (“NIAID”) to support preclinical, Phase 1 studies and other activities to enable advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. In April 2025, the Company entered into a contract modification with NIAID for a $0.5 million increase and term extension to an existing NIAID contract option. In June 2025, as part of a U.S. Government cost efficiency initiative under a 2025 Executive Order, the Company was notified that the NIAID will not exercise certain remaining options under the contract, resulting in a total $9.0 million reduction to the $18.3 million contract, for a total cumulative contract funding of up to $9.3 million. With the completion of pivotal work under the contract, including the manufacture of drug product, the Company is engaged with federal agencies to fund a Phase 2 proof-of-concept clinical trial for acute melioidosis. This project will be funded in whole with Federal funds from the NIAID, National Institutes of Health, and Department of Health and Human Services Contract No. 75N93022C00059. Accounting for this contract does not fall under ASC 606, Revenue from Contracts with Customers, as NIAID will not benefit directly from the advancement of epetraborole. As there was no authoritative guidance under U.S. GAAP on accounting for government assistance to for-profit business entities at the inception of the NIAID contract, the Company applied International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for the NIAID contract payments to the Company. The Company has not yet adopted Accounting Standards Update 2025-10, which was announced in December 2025 to address accounting for government assistance to for-profit business entities (see Recent Accounting Pronouncements Not Yet Adopted). Under IAS 20, government contract proceeds are recognized when there is reasonable assurance the conditions of the contract will be met and the contract funding will be received. For the NIAID contract, this occurs after the qualifying expenses related to the contract have been incurred, or the Company concludes the conditions of the contract have been substantially met. The income related to the reimbursement of operating expenses is then recorded as a reduction of those expenses (see Note 4 - Funding Arrangements).

Grant Agreements

The Company recognizes grant proceeds from the Gates Foundation, formerly the Bill and Melinda Gates Foundation, in accordance with ASC 958-605, Not-for-Profit Entities - Revenue Recognition. When qualifying costs are incurred and the conditions of the grant agreement have been met, the Company records a reduction to the research and development expenses incurred and a corresponding grant receivable. Cash received from grants in advance of incurring qualifying costs is recorded as a liability and recognized as a reduction to the qualifying research and development expenses incurred (see Note 4 - Funding Arrangements).

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the years ended December 31, 2025 and 2024, the Company had an insignificant amount of net unrealized gain and $0.2 million of net unrealized loss on available-for-sale investments, respectively.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock units (“RSUs”), common stock subject to repurchase related to unvested early exercise of stock options, and shares committed under the Company’s 2022 Employee Stock Purchase Plan (“ESPP”) are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. In June 2025, the Company entered into exchange agreements with certain existing stockholders to exchange 2,952,000 shares of the Company’s common stock for pre-funded warrants (the “Warrants”) for an equivalent number of shares of common stock at a nominal exercise price of $0.00001 per share. The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods because the impact of potentially dilutive securities would be anti-dilutive.

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

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments, replacing the treasury stock method with the if-converted method for calculation of diluted earnings per share, and removing certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. ASU 2020-06 was effective for annual periods beginning after December 15, 2023, but was not applicable to the Company at that time. The Company adopted ASU 2020-06 on June 17, 2025 using the modified retrospective method in connection with accounting for the pre-funded warrant exchange (See Note 8 – Equity, Issuance of Pre-Funded Warrants in Exchange for Common Stock). Adoption of this standard did not have an impact on the Company's financial statements or net loss per share amounts.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, prospectively. Newly required disclosures have been included in Note 10 - Income Taxes.

On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (the “OBBBA”), which includes several changes to U.S. federal income tax law, including the temporary and permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017. Adoption of the relevant provisions of the OBBBA did not have a material impact on the Company's financial statements and related disclosures. The Company will continue to monitor the impact of the OBBBA in future periods.

Recent Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise noted, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements and disclosures. As an emerging growth company, it has been the Company's intention to take advantage of certain temporary exemptions from various reporting requirements, as well as taking advantage of additional transitional relief.

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

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832) (“ASU 2025-10”), which adds guidance to ASC 832, Government Assistance, on the recognition, measurement, and presentation of government grants. ASU 2025-10 is effective for fiscal years, including interim reporting periods within those fiscal years, beginning after December 15, 2028 and may be adopted on a modified prospective or modified or full retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (“ASU 2025-11”), which clarifies guidance on interim reporting. ASU 2025-11 is effective for interim periods within annual reporting periods beginning after December 15, 2027 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company is evaluating the impact of this standard on its financial statements and related disclosures.

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$7,104	$—	$—	$7,104
Commercial paper	Level 2	547	—	—	547
Short-term investments:
U.S. Treasury securities	Level 1	22,792	49	—	22,841
U.S. Treasury securities	Level 2	3,956	8	—	3,964
Commercial paper	Level 2	6,812	2	(4)	6,810
U.S. Government agency securities	Level 2	487	1	—	488
Corporate debt securities	Level 2	3,958	—	(1)	3,957
Long-term investments:
U.S. Treasury securities	Level 1	1,506	2	—	1,508
Corporate debt securities	Level 2	505	—	—	505
Total		$47,667	$62	$(5)	$47,724

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

	December 31, 2024
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$10,127	$—	$—	$10,127
Short-term investments:
U.S. Treasury securities	Level 1	25,906	24	—	25,930
Commercial paper	Level 2	30,842	11	(14)	30,839
U.S. Government agency securities	Level 2	3,499	6	—	3,505
Corporate debt securities	Level 2	1,991	2	—	1,993
Long-term investments:
U.S. Treasury securities	Level 1	5,019	2	—	5,021
Total		$77,384	$45	$(14)	$77,415

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities, U.S. government agency securities and U.S. Treasury securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the year ended December 31, 2025.

As of December 31, 2025, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the years ended December 31, 2025 and 2024, the Company did not sell any available-for-sale investments.

The Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses has been recognized as of December 31, 2025 and 2024. During the years ended December 31, 2025 and 2024, the Company did not recognize any impairment losses related to investments.

As of December 31, 2025 and 2024, the Company had accrued interest receivable of $0.4 million and $0.3 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. Under the original award, the Company was eligible to receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023 and May 2024, the NIAID exercised two of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million and $3.8 million, respectively, for a cumulative total of $8.8 million. In April 2025, the Company entered into a contract modification with NIAID for a $0.5 million increase and term extension to an existing NIAID contract option. In June 2025, as part of a U.S. government cost efficiency initiative under a 2025 Executive Order, the Company was notified that the NIAID will not exercise certain remaining options under the contract, resulting in a total $9.0 million reduction to the $18.3 million contract, for a cumulative contract total of $9.3 million. Funding for the exercised options extends the estimated completion of the current contract by 29 months beyond the base period of 18 months to August 2026. As of December 31, 2025, a total of $9.3 million of funding has been committed.

As of December 31, 2025 and 2024, the Company had recorded a receivable of $0.5 million and zero, respectively, which was included in prepaid expenses and other current assets on the balance sheets. During the years ended December 31, 2025 and 2024, the Company recorded $3.4 million and $1.8 million, respectively, under the NIAID contract as a reduction in research and development operating expenses.

UGARF Grant

In September 2022, the Company entered into a subcontract agreement with the UGARF to conduct preclinical activities on behalf of UGARF (“UGARF Agreement”). The UGARF reimburses the Company under an award from Wellcome. The Company received $1.4 million from the UGARF to support preclinical development of a boron-containing small molecule for Chagas disease. In July 2024, the Company signed an amendment to the UGARF Agreement for additional funding in the amount of $0.2 million. During the years ended December 31, 2025 and 2024, the Company recorded no income and income of $0.2 million, respectively, as a reduction in research and development operating expenses under the UGARF Agreement.

Gates Foundation Grant

In September 2023, the Company received a cost-reimbursement contract award from the Gates Foundation, formerly the Bill and Melinda Gates Foundation (“2023 BMGF Agreement”), under which the Company was awarded $1.8 million to support the discovery of novel, boron containing small molecules for the treatment of tuberculosis and malaria. The Company is required to apply the funds it receives under the 2023 BMGF Agreement solely toward direct costs related to this research program. The Company received $1.0 million of funding in advance and tracks and reports eligible expenses incurred to the Gates Foundation. In April 2024, the Company received $0.8 million in funding, making the grant fully funded.

In September 2024, the Company entered into a second-year continuation cost-reimbursement contract award with the Gates Foundation (“2024 BMGF Agreement”), under which the Company was awarded $2.0 million to support an early-stage research program focused on delivering novel leads as starting points for new drugs that can be combined to deliver shorter, safer and simpler TB drug regimens. The Company is required to apply the funds it receives under the 2024 BMGF Agreement solely toward direct costs related to this research program. The Company received $1.1 million of funding in advance and tracks and reports eligible expenses incurred to the Gates Foundation. Any unspent funds and any funds spent that have not yet been incurred are recorded as part of other current liabilities on the balance sheets.

In September 2025, the Company entered into a third-year continuation cost-reimbursement contract award with the Gates Foundation, formerly the Bill and Melinda Gates Foundation, (“2025 GF Agreement”), under which the Company was awarded $1.9 million to support an early-stage research program focused on delivering an optimized lead compound for clinical development that can be combined with other compounds to deliver shorter, safer and simpler TB drug regimens. The Company is required to apply the funds it receives under the 2025 GF Agreement solely toward direct costs related to this research program. Any unspent funds and any funds spent that have not yet been incurred are recorded as part of other current liabilities on the balance sheets.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

As of December 31, 2025 and 2024, the Company recorded $1.2 million and $0.8 million, respectively, to other current liabilities on the balance sheets. During the year ended December 31, 2025, the Company recorded income of $0.3 million as a reduction in research and development operating expenses under the 2025 GF Agreement. During the years ended December 31, 2025 and 2024, the Company recorded income of $1.5 million and $1.7 million, respectively, as a reduction in research and development operating expenses under the 2024 and 2023 BMGF Agreements.

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

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the years ended December 31, 2025 and 2024.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued research and development-related expenses	$1,650	$1,974
Accrued clinical trial-related expenses	268	2,377
Accrued professional services expenses	84	52
Other	50	51
Total accrued liabilities	$2,052	$4,454

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of December 31, 2025 and 2024, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

In April 2023, the Company entered into a Sales Agreement with Cowen and Company, LLC as the Company’s Agent, to issue and sell up to an aggregate gross sales of $100.0 million in Shares of the Company’s common stock through the ATM Offering. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the years ended December 31, 2025 or 2024.

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

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of December 31, 2025 and 2024, consists of the following:

	December 31,	December 31,
	2025	2024
Stock options, issued and outstanding	5,466,222	4,890,843
Pre-funded warrants	2,952,000	—
Unvested restricted stock units	856,160	516,511
ESPP, authorized for future issuance	775,882	563,731
Stock options, authorized for future issuance	783,106	859,841
Total	10,833,370	6,830,926

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding at December 31, 2025 and 2024.

Shareholder Rights Plan

In August 2024, the Company entered into a Rights Agreement between the Company and Equiniti Trust Company, LLC as Rights Agent (as amended from time to time, the “Rights Agreement"), which was previously approved by the Board. In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of the common stock, par value $0.00001 per share, of the Company outstanding at the close of business on August 29, 2024 (the “Record Date”). Each Right entitles the registered holder thereof, after the Rights become exercisable and until August 15, 2025 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share (the “Series A Preferred”), of the Company at a price of $6.50 per one one-thousandth of a share of Series A Preferred, subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement”) and the Rights expired on August 15, 2025, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. Additional information regarding the Rights Agreement is contained in a Current Report on Form 8-K filed with the SEC. The adoption of the Shareholder Rights Plan had no impact on the financial position of the Company. The Shareholder Rights Plan expired on August 15, 2025.

Issuance of Pre-Funded Warrants in Exchange for Common Stock

In June 2025, the Company entered into exchange agreements with certain existing stockholders pursuant to which the stockholders exchanged an aggregate of 2,952,000 shares of the Company’s common stock for Warrants to purchase up to an equivalent number of shares of common stock.

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

As of December 31, 2025, all 2,952,000 shares under Warrants remained outstanding for the purposes of computing earnings per share and the Warrants remain unexercised.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards, restricted stock unit awards, performance awards, and other forms of awards to employees, directors, and consultants. As of December 31, 2025, no stock appreciation rights or performance awards were issued.

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

The initial number of shares of the Company’s common stock that may be issued under the 2022 Plan will not exceed 4,423,920 shares of the Company's common stock, which is the sum of (i) 1,870,000 new shares, plus (ii) 2,553,920 shares related to the 2017 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and continuing through January 1, 2032, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company's board of directors no later than December 31 of the immediately preceding year. Accordingly, effective January 1, 2025, the number of shares in the 2022 Plan increased by 1,196,785 shares, representing 4% of the prior yearend’s common stock outstanding. The maximum number of shares of the Company's common stock that may be issued on the exercise of stock options or vesting of RSUs and RSAs under the 2022 Plan is 13,271,760 shares.

Since the date of incorporation and through December 31, 2025, the Company issued stock options, RSUs and RSAs to its employees, directors and consultants. As of December 31, 2025, 783,106 shares of common stock remained available for future issuance under the 2022 Plan.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s statements of operations and comprehensive loss during the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Research and development expenses	$2,422	$3,798
General and administrative expenses	3,824	4,540
Total	$6,246	$8,338

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

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
•
Expected Volatility—Through November 2025, the Company used an average historical stock price volatility of a peer group of comparable publicly traded companies in biotechnology and pharmaceutical-related industries to be representative of its expected future stock price volatility, as the Company had limited trading history for its common stock. Beginning in December 2025, after sufficient historical trading data of the Company’s own common stock on the Nasdaq Global Market became available, the Company adopted a blended volatility methodology that combines its historical volatility with that of a peer group, weighing the volatility of its peer group for the amount of time prior to the March 2022 IPO so that the blended volatility term equals the expected term of the related stock-based award. The comparable companies were chosen based on their similar size, stage in the life cycle and area of specialty. For each grant, historical volatility is measured over a period equivalent to the expected term.
•
Risk-Free Interest Rate—The risk-free interest rate is based on the U.S. Treasury zero-coupon issues in effect at the time of grant for periods corresponding with the expected term of option.
•
Expected Dividend Rate—The Company has never paid dividends on its common stock and has no plans to pay dividends on its common stock. Therefore, the Company used an expected dividend yield of zero.

The following weighted average assumptions were used to value options granted during the periods indicated:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Expected term	6.20 years	5.94 years
Expected volatility	109.0%	110.6%
Risk-free interest rate	4.15%	4.28%
Expected dividend yield	—	—

Stock Option Activity

A summary of the stock plan activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	4,890,843	$8.23	6.66	$330
Granted	1,216,313	1.14
Exercised	(63,124)	0.42
Forfeited/expired	(577,810)	9.93
Vested and expected to vest at December 31, 2025	5,466,222	$6.56	7.21	$170
Exercisable as of December 31, 2025	3,753,523	$7.93	6.63	$153

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

As of December 31, 2025, there was unrecognized stock-based compensation expense of $4.0 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 1.8 years. Forfeited/expired options includes 77,379 prior forfeitures now expected to vest due to modifications related to the 2024 workforce reduction.

Weighted-average grant-date fair value of the options granted during the year ended December 31, 2025 was $0.97 per share.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2024	516,511	$2.54
Issued	588,371	1.14
Vested and released	(295,368)	2.12
Forfeited	46,646	2.38
Unvested at December 31, 2025	856,160	$1.72

As of December 31, 2025, there was unrecognized stock-based compensation expense of $0.9 million related to unvested restricted stock units which the Company expects to recognize over a weighted-average period of 2.3 years. Forfeited RSUs includes 51,840 prior forfeitures now expected to vest due to modifications related to the 2024 workforce reduction.

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2025, the number of shares in the ESPP increased by 299,196 shares, representing 1% of the prior year-end’s common stock outstanding. As of December 31, 2025, 775,882 shares of common stock remained available for issuance under the ESPP.

During the years ended December 31, 2025 and 2024, the Company recognized zero and $0.1 million, respectively, in stock-based compensation expense related to the ESPP.

Note 10. Income Taxes

The Company is liable for income taxes in the U.S. For the years ended December 31, 2025 and 2024, the Company did not have any income for income tax purposes and therefore, no tax liability or expense has been recorded in these financial statements.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

The reconciliation of the effective income tax rate to the U.S. statutory rate is as follows (in thousands):

	December 31,
	2025
Federal tax benefit at statutory rate	$(7,387)	21.0%
State and local income taxes, net of federal tax effect (a)	(6,478)	18.4%
Changes in valuation allowance	7,960	(22.6%)
Tax Credits
Research and development tax credits	(718)	2.0%
Nontaxable or nondeductible items	84	(0.2%)
Changes in unrecognized tax benefit	6,539	(18.6%)
Effective Tax Rate	$—	0.0%

(a)The Company’s state income tax benefit for the current period is primarily attributable to California, which represents the Company’s principal state tax jurisdiction.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and reconciles the U.S. federal statutory income tax rate to the actual global effective income tax rate for the year ended December 31, 2024:

	December 31,
	2024
Statutory rate	$(10,777)	21.0%
Stock-based compensation	360	(0.7%)
State taxes, net of the federal tax benefit	(3,892)	7.6%
R&D credit benefit	(1,980)	3.9%
Change in valuation allowance	16,289	(31.8%)
Effective Tax Rate	$—	0.0%

Recognition of deferred tax assets is appropriate when realization of such assets is more likely than not. Based upon the weight of available positive and negative evidence, which includes the Company’s historical operating performance and the U.S. cumulative net losses in all prior periods, the Company has provided a valuation allowance against its U.S. deferred tax assets. The valuation allowance decreased by $2.4 million from December 31, 2024 to December 31, 2025 due to reduction in historical state net operating losses.

Deferred income taxes reflect the net tax effects of losses, credit carryforwards and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of the Company’s deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforwards	$28,809	$28,682
Capital research expenditures	14,796	18,308
Tax credit carryforwards	7,727	6,788
Stock-based compensation	4,186	4,324
Other	228	5
Gross deferred tax assets	55,746	58,107
Valuation allowance	(55,746)	(58,107)
Net deferred tax assets	$—	$—

As of December 31, 2025, the Company had $127.4 million of federal and $126.5 million of state net operating loss available to offset future taxable income. The federal net operating loss carryforwards do not expire. The state net operating loss carryforwards begin to expire in 2037. The Company also has federal and California state research and development credits of $7.6 million and $2.6 million, respectively. The federal tax credit carryforwards will expire in 2041 if not utilized. The state tax credit carryforwards do not expire.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

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

As of December 31, 2025 and 2024, the Company has unrecognized tax benefits of $10.5 million and $2.1 million, respectively. As of December 31, 2025, the total amount of unrecognized tax benefits would not affect the effective tax rate, if recognized, due to the valuation allowance that currently offsets deferred tax assets. The Company does not expect the unrecognized tax benefits to change significantly over the next 12 months. A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2025 and 2024 was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Balance at beginning of year	$2,083	$1,461
Additions related to prior year positions	8,200	—
Additions related to current year positions	249	622
Balance at end of year	$10,532	$2,083

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Accrued interest and penalties are included within the related tax liability line in the balance sheet. No accrued interest and penalties have been recorded through December 31, 2025.

The Company files income tax returns in the U.S. federal jurisdiction and California, Illinois, New York, South Carolina and Virginia state jurisdictions. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authorities. Carryover attributes beginning December 31, 2022 and December 31, 2021, respectively, remain open to adjustment by the U.S. and state taxing authorities to which the Company is subject.

The Company did not have any significant income taxes paid or refunds received from any jurisdiction for the years ended December 31, 2025 or 2024.

Note 11. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss attributable to common stockholders	$(35,174)	$(51,321)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	30,215,747	29,828,227
Net loss per share attributable to common stockholders, basic and diluted	$(1.16)	$(1.72)

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2025	2024
Options issued and outstanding	5,466,222	4,890,843
Unvested RSUs	856,160	516,511
Estimated shares issuable under the ESPP	31,200	39,228
Total	6,353,582	5,446,582

In June 2025, the Company entered into exchange agreements with certain existing stockholders to exchange 2,952,000 shares of the Company’s common stock for Warrants for an equivalent number of shares of common stock at a nominal exercise price of $0.00001 per share. The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date.

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

In addition to the significant expense categories included within net loss presented on the statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses:

	Year Ended December 31,
	2025	2024
External research and development expenses:
Other external research and development (1)	$10,615	$6,911
Clinical trials expenses	2,783	15,626
Consulting and outside services	2,400	4,707
Total external research and development expenses	15,798	27,244

Internal research and development expenses:
Personnel-related expenses	8,971	13,244
Total research and development expenses	$24,769	$40,488

(1) Chemistry manufacturing controls, research and preclinical studies and other miscellaneous expenses.

AN2 Therapeutics, Inc.

Notes to Financial Statements — Continued

Note 14. Related Party Transactions

During the year ended December 31, 2025, other than the addition of an existing stockholder who participated in the pre-funded warrant transaction as disclosed in Note 8, there were no additional material related party transactions. During the year ended December 31, 2024, there were no material related party transactions.

Note 15. Subsequent Events

On March 8, 2026, the Company entered into a Securities Purchase Agreement with certain investors to sell through a private placement 8,245,611 shares of common stock at a price of $2.85 per share and pre-funded warrants to purchase up to 5,789,473 shares of common stock at a purchase price of $2.84999 per pre-funded warrant, resulting in aggregate gross proceeds of $40.0 million before deducting the placement agent’s fees and other offering expenses and excluding any proceeds the Company may receive upon exercise of the pre-funded warrants (the “Private Placement”.) The Private Placement closed on March 10, 2026.