Form 10-Q
period 2026-03-31
AN2 Therapeutics, Inc.
filed 2026-05-11
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 36,016,161 shares of common stock, $0.00001 par value per share, outstanding.

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
▪
the outcome of potential interactions with the U.S. Food and Drug Administration (“FDA”), including with regulatory agencies in countries outside the U.S., regarding future development of our product candidates;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$53,487	$19,941
Short-term investments	31,801	38,060
Prepaid expenses and other current assets	2,203	1,936
Total current assets	87,491	59,937
Long-term investments	—	2,013
Total assets	$87,491	$61,950
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,615	$3,021
Accrued compensation	613	2,418
Accrued liabilities	1,767	2,052
Other current liabilities	567	1,229
Total current liabilities	5,562	8,720
Other non-current liabilities	170	170
Total liabilities	5,732	8,890
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at March 31, 2026 and December 31, 2025; no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at March 31, 2026 and December 31, 2025; 35,985,599 and 27,413,171 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	332,742	293,953
Accumulated other comprehensive (loss) gain	(5)	57
Accumulated deficit	(250,978)	(240,950)
Total stockholders’ equity	81,759	53,060
Total liabilities and stockholders’ equity	$87,491	$61,950

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$6,743	$7,690
General and administrative	3,808	3,847
Total operating expenses	10,551	11,537
Loss from operations	(10,551)	(11,537)
Interest income	523	888
Net loss attributable to common stockholders	$(10,028)	$(10,649)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.35)
Weighted-average number of shares used in computing net loss per share, basic and diluted	34,059,876	30,053,659
Other comprehensive loss:
Unrealized (loss) gain on investments	(62)	17
Comprehensive loss	$(10,090)	$(10,632)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2025	27,413,171	$—	$293,953	$57	$(240,950)	$53,060
Issuance of common stock in the 2026 Private Placement, net of placement agent fees and other offering costs of $1.6 million	8,245,611	—	21,894	—	—	21,894
Issuance of pre-funded warrants in the 2026 Private Placement, net of placement agent fees and other offering costs of $1.1 million	—	—	15,372	—	—	15,372
Issuance of common stock under the ESPP	36,285	—	39	—	—	39
Issuance of common stock upon exercise of stock options	8,119	—	24	—	—	24
Issuance of common stock upon release of restricted stock units	282,413	—	—	—	—	—
Stock-based compensation	—	—	1,460	—	—	1,460
Unrealized loss on available-for-sale investments	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(10,028)	(10,028)
Balances at March 31, 2026	35,985,599	$—	$332,742	$(5)	$(250,978)	$81,759

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2024	29,919,634	$—	$287,594	$31	$(205,776)	$81,849
Issuance of common stock under the ESPP	42,797	—	38	—	—	38
Issuance of common stock upon exercise of stock options	63,124	—	27	—	—	27
Issuance of common stock upon release of restricted stock units	115,962	—	—	—	—	—
Stock-based compensation	—	—	2,047	—	—	2,047
Unrealized gain on available-for-sale investments	—	—	—	17	—	17
Net loss	—	—	—	—	(10,649)	(10,649)
Balances at March 31, 2025	30,141,517	$—	$289,706	$48	$(216,425)	$73,329

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities
Net loss	$(10,028)	$(10,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,460	2,047
Net accretion of discount on investments	(81)	(443)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(267)	645
Accounts payable	(405)	(244)
Accrued compensation	(1,805)	(1,147)
Accrued liabilities	(285)	(411)
Other current liabilities	(662)	(422)
Net cash used in operating activities	(12,073)	(10,624)
Cash flows from investing activities
Purchases of investments	(2,703)	(22,307)
Maturities of investments	10,993	31,500
Net cash provided by investing activities	8,290	9,193
Cash flows from financing activities
Proceeds from issuance of common stock in the 2026 Private Placement, net of placement agent fees and other offering costs	21,894	—
Proceeds from issuance of pre-funded warrants in the 2026 Private Placement, net of placement agent fees and other offering costs	15,372	—
Proceeds from issuance of common stock under the ESPP	39	38
Proceeds from exercise of stock options	24	27
Net cash provided by financing activities	37,329	65
Net increase (decrease) in cash and cash equivalents	33,546	(1,366)
Cash and cash equivalents at the beginning of the period	19,941	21,351
Cash and cash equivalents at the end of the period	$53,487	$19,985
Supplemental disclosure of non-cash financing items
2026 Private Placement Offering costs included in accounts payable and accrued liabilities	$332	$—

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics derived from its boron chemistry platform. The Company's development pipeline spans hematologic diseases, infectious diseases and oncology with three Phase 2 studies expected to be active in 2026, two preclinical candidates, as well as advanced research programs focused on targets in oncology, bone disorders and infectious diseases. The Company is committed to delivering high-impact drugs to patients that address critical medical needs and improve health outcomes. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

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

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of March 31, 2026, the condensed statements of operations and comprehensive loss and the condensed statements of stockholders’ equity for the three months ended March 31, 2026 and 2025, and the condensed statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026, the results of its operations for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 17, 2026.

Risks and Uncertainties

Liquidity

The Company’s operations have historically been primarily financed through the issuance and sale of redeemable convertible preferred stock and common stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the three months ended March 31, 2026 and 2025, the Company incurred a net loss of $10.0 million and $10.6 million, respectively, and had cash flows used in operating activities of $12.1 million and $10.6 million, respectively. The Company has an accumulated deficit of $251.0 million and $241.0 million as of March 31, 2026 and December 31, 2025, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

As of March 31, 2026, the Company had cash, cash equivalents, and investments of $85.3 million. Management believes that its cash, cash equivalents, and investments as of March 31, 2026 will be sufficient to fund its current operating plan through at least twelve months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial and material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

The valuation model used for calculating the fair value of stock options for stock-based compensation expense is the Black-Scholes option-pricing model (the “Black-Scholes model”). The Black-Scholes model requires management to make assumptions and judgments about the variables used in the calculation, including the expected term, the expected volatility of common stock, an assumed risk-free interest rate, and expected dividends the Company may pay. Management uses the simplified calculation (based on the mid-point between the vesting date and the end of the contractual term) of the expected term for its stock options as the Company has concluded that its stock option history does not provide a reasonable basis upon which to estimate expected term. Through November 2025, volatility is based on an average of the historical volatilities of the common stock of entities with characteristics similar to that of the Company. Beginning in December 2025, after sufficient trading data of the Company’s common stock on the Nasdaq Global Select Market became available, the Company adopted a blended volatility methodology that combines the Company’s historical volatility with that of a peer group, weighting the volatility of its peer group for the amount of time prior to the Company's initial public offering in March 2022 so that the blended volatility term equals the expected term of the related stock-based award. The Company will continue to utilize this blended volatility methodology until sufficient historical trading data of the Company's common stock is available. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Warrants

The Company accounts for warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in the Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). This assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. Finally, the Company determines if the warrants meet the definition of a derivative based on their contractual terms. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value. As of March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents of $53.5 million and $19.9 million, respectively.

Investments

Investments consist of U.S. Treasury securities, commercial paper, U.S. Government agency securities, and corporate debt securities. All of the Company’s investments are classified as available-for-sale and are carried at estimated fair values and reported as cash equivalents, short-term investments or long-term investments. Management determines the appropriate classification of the investments at the time they are acquired and evaluates the appropriateness of such classifications at each balance sheet date. Investments with contractual maturities greater than 12 months are considered long-term investments. The cost of investments sold, if any, is based on the specific identification method.

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

As of March 31, 2026 and December 31, 2025, the Company had investments of $31.8 million and $40.1 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. Through March 31, 2026, the Company had no off-balance sheet concentrations of credit risk.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the three months ended March 31, 2026 and 2025, the Company had an insignificant net unrealized loss and gain on available-for-sale investments, respectively.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock units (“RSUs”), common stock subject to repurchase related to unvested early exercise of stock options, and shares committed under the Company’s 2022 Employee Stock Purchase Plan (“ESPP”) are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. The Company also considers the shares issued upon the early exercise of stock options subject to repurchase to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a dividend is paid on common stock. The holders of early exercised shares subject to repurchase do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. In June 2025, the Company entered into exchange agreements with existing stockholders to exchange 2,952,000 shares of the Company’s common stock for pre-funded warrants (the “2025 Pre-Funded Warrants”) for an equivalent number of shares of common stock at a nominal exercise price of $0.00001 per share. In March 2026, the Company entered into a Securities Purchase Agreement which provided for the sale and issuance by the Company of an aggregate of: (i) 8,245,611 shares of the Company’s common stock and (ii) pre-funded warrants to purchase up to an aggregate of 5,789,493 shares of common stock (the “2026 Pre-Funded Warrants”). The shares of common stock underlying the 2026 Pre-Funded Warrants and 2025 Pre-Funded Warrants are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods because the impact of potentially dilutive securities would be anti-dilutive.

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The Company may take advantage of these provisions until December 2027, unless the Company ceases to be an emerging growth company at an earlier date. As a result, these financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires enhanced annual disclosures regarding the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and may be adopted on a prospective or retrospective basis. Early adoption is permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, prospectively. Newly required disclosures were included in Note 10 - Income Taxes in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC, dated March 17, 2026.

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$35,853	$—	$—	$35,853
Short-term investments:
U.S. Treasury securities	Level 1	16,774	14	(1)	16,787
U.S. Treasury securities	Level 2	2,480	2	—	2,482
Commercial paper	Level 2	7,096	—	(12)	7,084
U.S. Government agency securities	Level 2	491	—	—	491
Corporate debt securities	Level 2	4,965	—	(8)	4,957
Total		$67,659	$16	$(21)	$67,654

	December 31, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$7,104	$—	$—	$7,104
Commercial paper	Level 2	547	—	—	547
Short-term investments:
U.S. Treasury securities	Level 1	22,792	49	—	22,841
U.S. Treasury securities	Level 2	3,956	8	—	3,964
Commercial paper	Level 2	6,812	2	(4)	6,810
U.S. Government agency securities	Level 2	487	1	—	488
Corporate debt securities	Level 2	3,958	—	(1)	3,957
Long-term investments:
U.S. Treasury securities	Level 1	1,506	2	—	1,508
Corporate debt securities	Level 2	505	—	—	505
Total		$47,667	$62	$(5)	$47,724

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities, U.S. government agency securities and U.S. Treasury securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the three months ended March 31, 2026.

As of March 31, 2026, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the three months ended March 31, 2026 and 2025, the Company did not sell any available-for-sale investments.

As of March 31, 2026, the Company’s short-term investments had maturities of less than one year from the balance sheet date. As of December 31, 2025, the Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses had been recognized as of March 31, 2026 and December 31, 2025. During the three months ended March 31, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

As of March 31, 2026 and December 31, 2025, the Company had accrued interest receivable of $0.3 million and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. Under the original award, the Company was eligible to receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023 and May 2024, the NIAID exercised two of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million and $3.8 million, respectively, for a cumulative total of $8.8 million. In April 2025, the Company entered into a contract modification with NIAID for a $0.5 million increase and term extension to an existing NIAID contract option. In June 2025, as part of a U.S. government cost efficiency initiative under a 2025 Executive Order, the Company was notified that the NIAID will not exercise certain remaining options under the contract, resulting in a total $9.0 million reduction to the $18.3 million contract, for a cumulative contract total of $9.3 million. Funding for the exercised options extends the estimated completion of the current contract by 29 months beyond the base period of 18 months to August 2026. As of March 31, 2026, a total of $9.3 million of funding has been committed.

During the three months ended March 31, 2026, the Company recorded $0.2 million of income as a reduction in research and development operating expenses under the NIAID contract. As of March 31, 2026, the Company recorded a receivable of $0.7 million which was included in prepaid expenses and other current assets on the balance sheet. During the three months ended March 31, 2025, the Company did not record any income under the NIAID contract as a reduction in research and development operating expenses, and had recorded a receivable of $0.5 million as of December 31, 2025.

Gates Foundation Grants

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

In September 2024, the Company entered into a second-year continuation cost-reimbursement contract award with the Gates Foundation (“2024 BMGF Agreement”) under which the Company was awarded $2.0 million to support an early-stage research program focused on delivering novel leads as starting points for new drugs that can be combined to deliver shorter, safer and simpler TB drug regimens. The Company is required to apply the funds it receives under the 2024 BMGF Agreement solely toward direct costs related to this research program. The Company received $1.1 million of funding in advance and tracks and reports eligible expenses incurred to the Gates Foundation. Any unspent funds and any funds spent that have not yet been incurred are recorded as part of other current liabilities on the balance sheets.

In September 2025, the Company entered into a third-year continuation cost-reimbursement contract award with the Gates Foundation (“2025 GF Agreement”) under which the Company was awarded $1.9 million to support an early-stage research program focused on delivering an optimized lead compound for clinical development that can be combined with other compounds to deliver shorter, safer and simpler TB drug regimens. The Company is required to apply the funds it receives under the 2025 GF Agreement solely toward direct costs related to this research program. Any unspent funds and any funds spent that have not yet been incurred are recorded as part of other current liabilities on the balance sheets.

As of March 31, 2026 and December 31, 2025, $0.6 million and $1.2 million, respectively, was recorded to other current liabilities on the balance sheets. During the three months ended March 31, 2026 the Company recorded income of $0.5 million as a reduction in research and development operating expenses under the 2025 GF Agreement. During the three months ended March 31, 2026 and 2025, the Company recorded no income and income of $0.4 million, respectively, as a reduction in research and development operating expenses under the 2024 BMGF Agreement.

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

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three months ended March 31, 2026 and 2025. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three months ended March 31, 2026 and 2025.

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

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued research and development-related expenses	$1,311	$1,650
Accrued clinical trial-related expenses	222	268
Accrued professional services expenses	103	84
Accrued offering costs	75	—
Other	56	50
Total accrued liabilities	$1,767	$2,052

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of March 31, 2026 and December 31, 2025, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its certificate of incorporation, as amended, and bylaws, and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

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

On April 6, 2023, the Company entered into a sales agreement (“Sales Agreement”) with Cowen and Company, LLC as the Company’s agent (“Agent”), to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the ATM Offering during the three months ended March 31, 2026. The Company terminated the Sales Agreement with the Agent in April 2026.

On April 9, 2026, the Company entered into an open market sale agreement (the “2026 Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may offer and sell from time to time up to an aggregate of $80.0 million in shares of the Company’s common stock through an ATM Offering Program. Sales of shares of the Company’s common stock under the 2026 Sales Agreement will be made pursuant to a Registration Statement on Form S-3 as supplemented by a prospectus supplement. The Company has agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds from the sale of shares of the Company’s common stock sold under the 2026 Sales Agreement.

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of March 31, 2026 and December 31, 2025, consisted of the following:

	March 31,	December 31,
	2026	2025
Stock options, issued and outstanding	6,443,394	5,466,222
Pre-funded warrants	8,741,493	2,952,000
Unvested restricted stock units	1,275,412	856,160
Stock options, authorized for future issuance	192,676	783,106
ESPP, authorized for future issuance	1,013,728	775,882
Total	17,666,703	10,833,370

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding as of March 31, 2026 and December 31, 2025.

Shareholder Rights Plan

On August 15, 2024, the Company entered into a Rights Agreement between the Company and Equiniti Trust Company, LLC as Rights Agent (as amended from time to time, the “Rights Agreement”), which was previously approved by the Board. In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of the common stock, par value $0.00001 per share, of the Company outstanding at the close of business on August 29, 2024 (the “Record Date”). Each Right entitles the registered holder thereof, after the Rights become exercisable and until August 15, 2025 (or the earlier redemption, exchange or termination of the Rights), to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, (the “Series A Preferred”), of the Company at a price of $6.50 per one one-thousandth of a share of Series A Preferred, subject to adjustment. The Rights are not exercisable until the Distribution Date (as defined in the Rights Agreement”) and the Rights will expire on August 15, 2025, subject to the Company’s right to extend such date, unless earlier redeemed or exchanged by the Company or terminated. Additional information regarding the Rights Agreement is contained in a Current Report on Form 8-K filed with the SEC on August 19, 2024. The adoption of the Shareholder Rights Plan had no impact on the financial position of the Company. The Shareholder Rights Plan expired on August 15, 2025.

Common Stock and Pre-Funded Warrants Transactions

2026 Private Placement

In March 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”) to raise approximately $40.0 million. The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 8,245,611 shares (the “Shares”) of the Company’s common stock and (ii) pre-funded warrants to purchase up to an aggregate of 5,789,493 shares of common stock (collectively, the "2026 Private Placement”). The price per Share was $2.85, and the price per 2026 Pre-Funded Warrant was $2.84999. The closing of the 2026 Private Placement occurred on March 10, 2026 (the “Closing”).

The Company valued the 2026 Pre-Funded Warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and the 2026 Pre-Funded Warrants. Net proceeds allocated to the common stock and the 2026 Pre-Funded Warrants were $21.9 million and $15.4 million, respectively, net of placement agent fees and other offering costs, and recorded as a component of additional paid-in-capital.

In connection with the 2026 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers at the Closing. Pursuant to the Registration Rights Agreement, among other things, the Company filed a registration statement (the “Registration Statement”) and a prospectus supplement with the SEC on April 9, 2026 to register the resale of the Shares and the shares of common stock issuable upon exercise of the 2026 Pre-Funded Warrants. The SEC declared the Registration Statement effective on April 20, 2026.

2025 Exchange Agreements

In June 2025, the Company entered into exchange agreements (the “2025 Exchange Agreements”) with existing stockholders pursuant to which the stockholders exchanged an aggregate of 2,952,000 shares of the Company’s common stock for the 2025 Pre-Funded Warrants to purchase up to an equivalent number of shares of common stock. The exchange of 152,000 of shares of the Company's common stock settled in July 2025.

The exchange transactions were completed pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended, and no cash consideration was received by the Company. As there was no cash consideration and the exchange involved equity instruments, the transactions were accounted for as an equity-for-equity exchange with no gain or loss recognized. The Company valued the 2025 Pre-Funded Warrants at issuance, concluding that the closing stock price on the transaction close dates approximated their fair value.

Pre-Funded Warrants

The 2025 Pre-Funded Warrants and the 2026 Pre-Funded Warrants (collectively, the “Pre-Funded Warrants”) have an exercise price of $0.00001 per share and do not have an expiration date. The Pre-Funded Warrants include a beneficial ownership limitation that restricts the holders from exercising any portion of the Pre-Funded Warrant to the extent that, following such exercise, the holder would own more than 9.99% of the Company’s outstanding common stock. The ownership limitation may be increased by the holders to up to 19.99% upon 61 days’ prior written notice to the Company.

The Pre-Funded Warrants meet the criteria for equity classification under ASC 815-40, because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, and (v) are indexed to the Company’s common stock. Accordingly, the Pre-Funded Warrants were recorded in additional paid-in capital within stockholders’ equity.

As of March 31, 2026, all of the Pre-Funded Warrants remain unexercised.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), RSUs, performance awards, and other forms of awards to employees, directors, and consultants. As of March 31, 2026, no stock appreciation rights or performance awards were issued.

The Company initially reserved for issuance 1,870,000 new shares of common stock pursuant to the 2022 Plan. The Company’s Amended and Restated 2017 Equity Incentive Plan (the “2017 Plan”) was terminated in 2022; however, shares underlying outstanding stock awards granted under the 2017 Plan will continue to be governed by the 2017 Plan. Shares available under the 2017 Plan were added to the available shares in the 2022 Plan. Shares underlying outstanding stock awards granted under the 2017 Plan that expire or are repurchased by, forfeited to, cancelled or withheld by the Company will also be reserved for issuance under the 2022 Plan.

The initial number of shares of the Company’s common stock that may be issued under the 2022 Plan will not exceed 4,423,920 shares of the Company's common stock, which is the sum of (i) 1,870,000 new shares, plus (ii) 2,553,920 shares related to the 2017 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and continuing through January 1, 2032, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company's board of directors no later than December 31 of the immediately preceding year. Accordingly, effective January 1, 2026, the number of shares in the 2022 Plan increased by 1,096,526 shares, representing 4% of the prior year end’s common stock outstanding. The maximum number of shares of the Company's common stock that may be issued on the exercise of stock options or vesting of RSUs under the 2022 Plan is 13,271,760 shares.

Since the date of incorporation and through March 31, 2026, the Company has issued stock options, RSUs and RSAs to its employees, directors, and consultants. As of March 31, 2026, 192,676 shares of common stock remained available for future issuance under the 2022 Plan.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development expenses	$604	$865
General and administrative expenses	856	1,182
Total	$1,460	$2,047

Stock Option Activity

A summary of the stock option activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	5,466,222	$6.56	7.21	$170
Granted	1,008,050	1.05
Exercised	(8,119)	3.00
Forfeited/expired	(22,759)	10.36
Vested and expected to vest at March 31, 2026	6,443,394	$5.69	7.11	$7,321
Exercisable as of March 31, 2026	4,232,659	$7.46	6.25	$2,959

As of March 31, 2026, there was unrecognized stock-based compensation expense of $3.8 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.2 years.

Weighted-average grant-date fair value of the options granted during the three months ended March 31, 2026 was $0.88 per share.

Option Repricing

On March 19, 2026 (the “Repricing Date”), in accordance with the 2017 Plan and the 2022 Plan (together, the “Plans”), the Board approved a stock option repricing (the “Option Repricing”), effective as of the Repricing Date, of all outstanding stock options with an exercise price greater than $3.91 granted under the Plans prior to the Repricing Date (the “Eligible Options”), including stock options held by the Company’s named executive officers and non-employee members of the Board. The Board believes that the Option Repricing with the Premium End Date (as defined below) is in the best interests of the Company, as the amended stock options will provide added incentives to retain and motivate Plan participants without incurring the stock dilution resulting from significant additional equity grants to the eligible participants or significant additional cash expenditures resulting from additional cash compensation.

Pursuant to the Option Repricing, the exercise price of each Eligible Option was reduced to $3.91 per share, the closing price of the Company’s common stock on the Repricing Date. To the extent an Eligible Option is exercised prior to the Premium End Date, or the eligible holder’s services with the Company terminates prior to the Premium End Date, the holder will be required to pay the original exercise price per share of the Eligible Options. The “Premium End Date” is the earliest of (i) September 19, 2027 (the “Retention Period”), (ii) the date of a change in control, or (iii) the eligible holder’s death or disability. Except for the reduction in the exercise prices of the Eligible Options as described above, the Eligible Options retain their existing terms and conditions as set forth in the Plans and the applicable award agreements.

The Option Repricing resulted in $0.4 million of incremental stock compensation expense for both vested and unvested options, which was calculated using the Black-Scholes option-pricing model, and will be recognized on a straight-line basis over the remaining Retention Period of the repriced options.

Of the incremental compensation cost, an immaterial amount was recognized during the three months ended March 31, 2026.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

`	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	856,160	$1.72
Issued	701,665	1.05
Vested and released	(282,413)	1.96
Unvested at March 31, 2026	1,275,412	$1.29

As of March 31, 2026, there was unrecognized stock-based compensation expense of $1.3 million related to unvested RSUs which the Company expects to recognize over a weighted-average period of 3.1 years.

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2026, the number of shares in the ESPP increased by 274,131 shares, representing 1% of the prior year end’s common stock outstanding. As of March 31, 2026, 1,013,728 shares of common stock remained available for issuance under the ESPP.

During the three months ended March 31, 2026 and 2025, the Company recognized an insignificant amount of stock-based compensation expense related to the ESPP.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss attributable to common stockholders	$(10,028)	$(10,649)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	34,059,876	30,053,659
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.35)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2026	2025
Options issued and outstanding	6,443,394	5,740,125
Unvested RSUs	1,275,412	923,664
Total	7,718,806	6,663,789

The 8,741,493 shares of common stock that may be issued upon exercise of the Pre-Funded Warrants issued under the 2025 Exchange Agreements and the 2026 Private Placement (see Note 8) are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date.

Note 11. Related Party Transactions

During the three months ended March 31, 2026, other than the significant stockholders who participated in the 2026 Private Placement as disclosed in Note 8, from which $30.0 million gross proceeds were received, there were no additional material related party transactions. During the three months ended March 31, 2025, there were no material related party transactions.

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

In addition to the significant expense categories included within net loss presented on the statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses:

	Three Months Ended March 31,
	2026	2025
External research and development expenses:
Clinical trials expenses	$755	$528
Consulting and outside services	748	632
Other external research and development (1)	2,442	3,960
Total external research and development expenses	3,945	5,120

Internal research and development expenses:
Personnel related expenses	2,798	2,570
Total research and development expenses	$6,743	$7,690

(1) Chemistry manufacturing controls, research and preclinical studies and other miscellaneous expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of March 31, 2026 and results of operations for the three months ended March 31, 2026 and 2025 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small molecule therapeutics derived from our boron chemistry platform. Our development pipeline spans hematologic diseases, infectious diseases, and oncology with three Phase 2 studies expected to be active in 2026 and two preclinical candidates, as well as advanced research programs focused on targets in oncology, bone disorders, and infectious diseases. We are committed to delivering high-impact drugs to patients that address critical medical needs and improve health outcomes.

Epetraborole - Polycythemia vera

In March 2026, we announced our plan to expand the development of oral epetraborole into a Phase 2 proof-of-concept clinical study in adults with phlebotomy-dependent polycythemia vera (“PV”). PV is a blood cancer characterized by overproduction of red blood cells in the bone marrow. This overproduction increases hematocrit, which can lead to serious medical complications including arterial and venous thromboembolic events. If untreated, PV can be life-threatening. Despite available therapies, such as burdensome periodic therapeutic phlebotomies, many patients experience uncontrolled hematocrit levels and persistent symptoms, requiring long-term management to maintain adequate disease control. PV is estimated to affect approximately 155,000 people in the U.S.

We are proceeding through the regulatory process and anticipate initiating the Phase 2 trial in the third quarter of 2026. We expect to provide periodic data readouts beginning as early as the fourth quarter of 2026 and throughout 2027, subject to regulatory clearance and enrollment progress.

Epetraborole – M. abscessus

Building on the microbiological and safety data from our prior non-tuberculous mycobacterial (“NTM”) study, we believe that epetraborole has the potential to address a critical unmet need in M. abscessus lung disease, one of the most difficult-to-treat NTM infections for which no FDA-approved therapy exists. M. abscessus lung disease is a serious NTM infection requiring prolonged therapy, initially often with IV-only antibiotics. People affected by this illness face limited, burdensome treatment options and high rates of morbidity and an estimated 5-year mortality. NTM lung disease represents a growing global health concern. It is estimated that approximately 120,000–150,000 people in the U.S. are living with NTM lung disease, of which 10–15% are caused by M. abscessus.

The Company is supporting an investigator-initiated trial (“IIT”) and anticipates that data from this study, if positive, could provide clinical proof-of-concept in M. abscessus lung disease and thereby inform the design of a subsequent pivotal trial. Patient screening commenced in March 2026. The multicenter, randomized, double-blind, placebo-controlled, prospective clinical study is being led by Dr. Kevin Winthrop, Professor of Public Health and Infectious Diseases at the Oregon Health and Sciences University, in conjunction with other investigators across an estimated 10-15 sites in the U.S. We anticipate reporting topline results in late 2027, subject to regulatory clearance and enrollment progress.

AN2-502998 - Chagas disease

In March 2026, we completed dosing all cohorts in our Phase 1 first-in-human trial of oral AN2-502998 (formerly known as AN15368), an investigational, boron-based small molecule in development for the treatment of chronic Chagas disease, or American trypanosomia. In the second quarter of 2026, we anticipate reporting Phase 1 data from this study, as well as results from a non-human primate (“NHP”) study that tested the curative potential of AN2-502998 with a 28-day dosing duration. In October 2023, we announced an exclusive license agreement with the University of Georgia Research Foundation to advance the development of AN2-502998, originally discovered by researchers at Anacor, in close collaboration with the University of Georgia. Upon achievement of certain development and sales milestones, we are required to make payments of up to approximately $0.9 million and a low single digit royalty. AN2-502998 is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in NHPs with long-term, naturally acquired chronic infections caused by diverse T. cruzi genetic types. Because NHP infections are naturally acquired in the environment, these efficacy data may be more predictive of efficacy in human clinical trials than other animal models. We expect to initiate a Phase 2 proof-of-concept study in adults with chronic Chagas disease later in 2026, pending results of the Phase 1 study.

Our research and development initiatives - Oncology

We are prioritizing targets in oncology and bone disorders where we believe boron chemistry may offer a competitive advantage in terms of binding-site differentiation, pharmacodynamics, drug-like properties and IP, including initially ENPP1 and PI3Kα. The unique binding modes of boron-containing compounds enable the discovery of inhibitors with high ligand efficiency against targets considered undruggable or difficult to access with traditional chemistry approaches. Boron chemistry has produced first-in-class molecules against a number of targets including CPSF3 (AN2-502998 and acoziborole) and LeuRS (epetraborole, ganfeborole and tavaborole). The Company has discovered preclinical compounds with profiles that are sub-nanomolar, highly selective and characterized by excellent oral pharmacokinetics. We have declared an ENPP1 candidate for the treatment of solid tumors marking an important step in transitioning the program from early research into development.

Melioidosis

We are also studying epetraborole for the treatment of acute melioidosis, a highly lethal bacterial infection and recognized biothreat. We completed enrollment in a 200-patient observational trial (non-epetraborole treatment) in October 2024 and in June 2025 announced key insights from the trial, which reinforce the high mortality of the disease, despite standard of care (“SOC”). This study provided critical data which will allow the Company to optimize the design of upcoming clinical studies. Discussions are underway with the U.S. government to fund Phase 2 development of epetraborole in acute melioidosis. Melioidosis has a 90-day mortality rate approaching 40%, despite SOC drugs, including ceftazidime or meropenem. The aim of the program is to meaningfully lower the expected mortality rate by dosing epetraborole on top of SOC. If approved for the treatment of melioidosis, we plan to seek a priority review voucher and could generate revenue from U.S. and other governmental stockpiling, as well as from the use of treatment in disease-endemic countries.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $10.0 million and $10.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $251.0 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering program (“ATM Offering”), an underwritten offering (the “Underwritten Offering”), and the 2026 Private Placement (the “2026 Private Placement”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offering and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses. In March 2026, we raised gross proceeds of $40.0 million from the 2026 Private Placement and net proceeds of $37.3 million, after deducting placement agent fees and other offering expenses.

Financial Operations Overview

As of March 31, 2026, we had cash, cash equivalents, and investments of $85.3 million. We believe that our available cash will be sufficient to fund our planned operations under our current operating plan through at least twelve months following the date of this Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$6,743	$7,690	$(947)	(12%)
General and administrative	3,808	3,847	(39)	(1%)
Total operating expenses	10,551	11,537	(986)	(9%)
Loss from operations	(10,551)	(11,537)	986	(9%)
Interest income	523	888	(365)	(41%)
Net loss	$(10,028)	$(10,649)	$621	(6%)

Research and Development Expenses

Research and development expenses were $6.7 million for the three months ended March 31, 2026 compared to $7.7 million for the three months ended March 31, 2025. The decrease of $1.0 million was primarily due to decreases in chemistry manufacturing and controls (“CMC”) expenses and license fees, partially offset by increases in personnel-related expenses, clinical trial expenses, facilities and miscellaneous expenses, and consulting and outside services. CMC expenses decreased by $1.5 million due to decreased CMC activity in our melioidosis and Chagas programs. License fees decreased $0.2 million. Personnel-related expenses increased by $0.2 million primarily due to compensation-related payments offset by decreased stock-based compensation expense. Clinical trial expenses increased by $0.2 million primarily due to initiation of our Phase 1 trial in Chagas disease and our M. abscessus Phase 2 clinical trial, partially offset by decreased expenses due to the termination of the EBO-301 trial. Allocated facilities and miscellaneous expenses increased by $0.2 million primarily due to the recognition of our qualified small business payroll tax credit in 2025. Consulting and outside services increased by $0.1 million. During the three months ended March 31, 2026 and 2025, reimbursement of $0.7 million and $0.4 million, respectively, of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	March 31,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Personnel related expenses	$2,798	$2,570	$228	9%
Preclinical and research study expenses	2,088	2,092	(4)	(0%)
Clinical trials expenses	755	528	227	43%
Consulting and outside services	748	632	116	18%
Chemistry manufacturing and controls	199	1,740	(1,541)	(89%)
Other expenses	155	(76)	231	304%
License fee	—	204	(204)	(100%)
Total research and development expenses	$6,743	$7,690	$(947)	(12%)

General and Administrative Expenses

General and administrative expenses were $3.8 million for the three months ended March 31, 2026 and March 31, 2025. For the three months ended March 31, 2026, personnel-related expenses decreased by $0.3 million, offset by a $0.2 million increase in professional and outside services expenses and a $0.1 million increase in allocated facilities and miscellaneous expenses.

Interest Income

Interest income was $0.5 million for the three months ended March 31, 2026 compared to $0.9 million for the three months ended March 31, 2025. The decrease of $0.4 million was due to lower average cash, cash equivalents, and investment balances and lower interest rates in 2026 as compared to 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the three months ended March 31, 2026 and 2025, we had net losses of $10.0 million and $10.6 million, respectively, and we expect to incur substantial additional losses in future periods. As of March 31, 2026, we had an accumulated deficit of $251.0 million. As of March 31, 2026, we had cash, cash equivalents, short-term and long-term investments of $85.3 million. Based on our current plan, we believe that our available cash will be sufficient to fund our operations for at least 12 months following the date of this Form 10-Q.

To date, we have funded our operations primarily through our 2026 Private Placement, Underwritten Offering, ATM Offering, IPO and issuances of our then existing redeemable convertible preferred stock. In March 2026, we generated approximately $37.3 million from the 2026 Private Placement, after deducting placement agent fees and other offering expenses. In August 2023, we generated approximately $65.5 million from the Underwritten Offering, after deducting commissions and offering expenses. In June 2023, we generated approximately $19.1 million in net proceeds from the ATM Offering, after deducting commissions and offering expenses. In March and April 2022, we generated aggregate net proceeds of approximately $70.4 million from our IPO, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we raised $91.6 million from the issuance of our redeemable convertible preferred stock. Upon the closing of our IPO, all outstanding shares of our then existing redeemable convertible preferred stock were converted into shares of our common stock.

In April 2026, we entered into an open market sale agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, up to an aggregate of $80.0 million in shares of our common stock in an at-the-market offering. As of the date hereof, we have not sold any shares of our common stock under the open market sale agreement.

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

•
the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates, including in countries outside the U.S.;
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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands)
Cash used in operating activities	$(12,073)	$(10,624)
Cash provided by investing activities	8,290	9,193
Cash provided by financing activities	37,329	65
Net increase (decrease) in cash and cash equivalents	$33,546	$(1,366)

Cash Used in Operating Activities

Net cash used in operating activities was $12.1 million for the three months ended March 31, 2026, which consisted of a net loss of $10.0 million, primarily due to the use of funds to develop our product candidates, and a net decrease of $3.4 million in our net operating assets and liabilities, partially offset by $1.4 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $3.1 million in accrued liabilities, accounts payable, accrued compensation, and other current liabilities and an increase of $0.3 million in prepaid expenses and other assets. The non-cash charges consisted of stock-based compensation expense of $1.5 million, partially offset by net accretion of discounts on investments of $0.1 million.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $8.3 million for the three months ended March 31, 2026, which primarily consisted of $11.0 million in proceeds from the maturity of investments, partially offset by $2.7 million in purchases of investments.

Net cash provided by investing activities was $9.2 million for the three months ended March 31, 2025, which primarily consisted of $31.5 million in proceeds from the maturity of investments, partially offset by $22.3 million in purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $37.3 million for the three months ended March 31, 2026, which consisted of $37.3 million in proceeds from the issuance of common stock and pre-funded warrants from the 2026 Private Placement, $0.04 million in proceeds from the issuance of common stock under the employee stock purchase plan and $0.02 million from the exercise of stock options.

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

Critical Accounting Policies, Significant Judgments, and Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 describes the significant accounting policies and methods used in the preparation of the financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K include for the year ended December 31, 2025, but are not limited to, the discussion of estimates used for research and development and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed financial statements, and actual results could differ materially from the amounts reported. There have been no material changes to these critical accounting policies and estimates through March 31, 2026 from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $85.3 million as of March 31, 2026, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities, and government securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of cash, cash equivalents, and investments in accordance with our Board-approved investment policy.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 1% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements. We do not believe that inflation, interest rate changes or exchange rate fluctuations had a significant impact on our results of operations for any periods presented herein.

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. We were not exposed to material foreign currency risk during the quarter ended March 31, 2026.

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

Our CEO and CFO have concluded that as of March 31, 2026, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025 and included below.

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

The material weaknesses identified were as follows, and continue to exist as of March 31, 2026:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are conducting clinical trials for our product candidates outside of the U.S., including our planned PV Phase 2 trial in India, and the FDA may not accept data from such trials, in which case our development plans may be delayed.
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

Our net loss was $35.2 million for the year ended December 31, 2025 and $10.0 million and $10.6 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $251.0 million. We have funded our operations to date primarily with proceeds from our 2026 Private Placement (the “2026 Private Placement”), underwritten offering (the “Underwritten Offering”), our “at-the-market” equity offering program (“ATM Offering”), our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

•
maintaining a continued acceptable safety and tolerability profile of our drugs following approval; and
•
allowance to proceed with clinical trials under future Investigational New Drug Applications (“INDs”), or under comparable applications submitted outside the U.S.

If we do not achieve these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize our product candidates, which would harm our business.

We may not be successful in our efforts to build a pipeline of product candidates.

A key element of our strategy is to develop our AN2 drug discovery platform, build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of PV, M. abscessus lung disease, Chagas disease, melioidosis, tuberculosis, oncology, bone disorders and infectious diseases. Our pipeline is primarily composed of early-stage and mid-stage programs, and clinical proof of concept has not yet been established for any of our product candidates. We may not be able to develop product candidates that are safe and effective for any proposed use. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, as a result of significant safety, tolerability and other negative characteristics or limitations that may prevent successful regulatory approval or limit market acceptance or reimbursements from third-party payors. If we do not successfully develop and commercialize any of our product candidates, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect the trading price of our common stock.

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

Prior to the completion of the IPO, we had been a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses continue to exist as of March 31, 2026:

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including the transition to a new administration and transitions with the current administration, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and certain Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine operations.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. If finalized, these regulations would implement mandatory payment models under which manufacturers of eligible drugs would be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the Globe and Guard proposed regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

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

In addition, some of these persons or entities may have interests different than yours. For example, because certain of these stockholders purchased their shares at prices substantially below the price at which shares were sold in our IPO and recent financings and have held their shares for a longer period, they may be more interested in selling our company to an acquirer than other investors, or they may want us to pursue strategies that deviate from the interests of other stockholders.

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

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in April 2026, we entered into an open market sale agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, up to an aggregate of $80.0 million in shares of our common stock in an at-the-market offering. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

In addition, there are pre-funded warrants to purchase approximately 8.7 million shares of our common stock outstanding. The exercise of these warrants will cause us to issue additional shares of our common stock, which will result in dilution to our stockholders, increase the number of shares of common stock eligible for resale in the public market, and could adversely affect the market price of our common stock.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On March 11, 2026, Eric Easom, our Chief Executive Officer and a member of our board of directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 450,000 shares of our common stock until March 1, 2027.

During the fiscal quarter ended March 31, 2026, none of our other directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41331	3.1	June 24, 2024
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of AN2 Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on August 15, 2024.	8-K	001-41331	3.1	August 19, 2024
4.1	Form of Pre-Funded Warrant	8-K	001-41331	4.1	June 20, 2025
4.2	Form of 2026 Pre-Funded Warrant	8-K	001-41331	4.1	March 10, 2026
10.1	Securities Purchase Agreement, dated March 8, 2026, by and among the Company and the Purchasers.	8-K	001-41331	10.1	March 10, 2026
10.2	Form of Registration Rights Agreement.	8-K	001-41331	10.2	March 10, 2026
10.3#	Amended and Restated Offer Letter by and between the Registrant and Lucy Day, dated January 29, 2026.	10-K	001-41331	10.11	March 17, 2026
10.4	Open Market Sale Agreementsm, dated April 9, 2026, by and between the Company and Jefferies, LLC.	8-K	001-41331	1.1	April 9, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of March 31, 2026 and December 31, 2025; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025; (iv) the Condensed Statements of Stockholders' Equity for the three months ended March 31, 2026 and 2025; (vi) the Condensed Statements of Cash Flows for the three months ended March 31, 2026 and 2025; (vii) Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 11, 2026.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Sarah Williams
Sarah Williams
(Principal Accounting Officer)