Form 10-Q
period 2026-06-30
AN2 Therapeutics, Inc.
filed 2026-08-11
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 37,736,237 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$44,318	$19,941
Short-term investments	34,069	38,060
Prepaid expenses and other current assets	1,604	1,936
Total current assets	79,991	59,937
Long-term investments	1,469	2,013
Other assets, long-term	216	—
Total assets	$81,676	$61,950
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,967	$3,021
Accrued compensation	1,095	2,418
Accrued liabilities	1,747	2,052
Other current liabilities	776	1,229
Total current liabilities	5,585	8,720
Other non-current liabilities	170	170
Total liabilities	5,755	8,890
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at June 30, 2026 and December 31, 2025; no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at June 30, 2026 and December 31, 2025; 36,308,669 and 27,413,171 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	335,107	293,953
Accumulated other comprehensive (loss) gain	(23)	57
Accumulated deficit	(259,163)	(240,950)
Total stockholders’ equity	75,921	53,060
Total liabilities and stockholders’ equity	$81,676	$61,950

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$6,019	$3,200	$12,762	$10,890
General and administrative	2,885	4,016	6,693	7,863
Total operating expenses	8,904	7,216	19,455	18,753
Loss from operations	(8,904)	(7,216)	(19,455)	(18,753)
Interest income	720	754	1,243	1,642
Other expense	(1)	—	(1)	—
Net loss attributable to common stockholders	$(8,185)	$(6,462)	$(18,213)	$(17,111)
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.21)	$(0.46)	$(0.57)
Weighted-average number of shares used in computing net loss per share, basic and diluted	44,760,766	30,172,328	39,439,881	30,113,321
Other comprehensive loss:
Unrealized loss on investments	(18)	(23)	(80)	(6)
Comprehensive loss	$(8,203)	$(6,485)	$(18,293)	$(17,117)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2025	27,413,171	$—	$293,953	$57	$(240,950)	$53,060
Issuance of common stock in the 2026 Private Placement, net of placement agent fees and other offering costs of $1.6 million	8,245,611	—	21,894	—	—	21,894
Issuance of pre-funded warrants in the 2026 Private Placement, net of placement agent fees and other offering costs of $1.1 million	—	—	15,372	—	—	15,372
Issuance of common stock under the ESPP	36,285	—	39	—	—	39
Issuance of common stock upon exercise of stock options	8,119	—	24	—	—	24
Issuance of common stock upon release of restricted stock units	282,413	—	—	—	—	—
Stock-based compensation	—	—	1,460	—	—	1,460
Unrealized loss on available-for-sale investments	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(10,028)	(10,028)
Balances at March 31, 2026	35,985,599	—	332,742	(5)	(250,978)	81,759
Other offering costs of $0.1 million related to the 2026 Private Placement	—	—	(102)	—	—	(102)
Issuance of common stock in the ATM Offerings, net of commissions and offering costs of $0.04 million	286,498	—	1,441	—	—	1,441
Issuance of common stock upon exercise of stock options	24,447	—	54	—	—	54
Issuance of common stock upon release of restricted stock units	12,125	—	—	—	—	—
Stock-based compensation	—	—	972	—	—	972
Unrealized loss on available-for-sale investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(8,185)	(8,185)
Balances at June 30, 2026	36,308,669	$—	$335,107	$(23)	$(259,163)	$75,921

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

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities
Net loss	$(18,213)	$(17,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,432	4,045
Net accretion of discount on investments	(175)	(742)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	452	(1,160)
Accounts payable	(1,403)	(1,204)
Accrued compensation	(1,323)	(477)
Accrued liabilities	(388)	(1,500)
Other current liabilities	(453)	(74)
Net cash used in operating activities	(19,071)	(18,223)
Cash flows from investing activities
Purchases of investments	(16,363)	(33,973)
Maturities of investments	20,993	49,000
Net cash provided by investing activities	4,630	15,027
Cash flows from financing activities
Proceeds from issuance of common stock in the 2026 Private Placement, net of placement agent fees and other offering costs	22,037	—
Proceeds from issuance of pre-funded warrants in the 2026 Private Placement, net of placement agent fees and other offering costs	15,471	—
Proceeds from issuance of common stock in the ATM Offerings, net of commissions and offering costs	1,441	—
Payment of deferred offering costs related to the ATM Offerings	(248)	—
Proceeds from issuance of common stock under the ESPP	39	38
Proceeds from exercise of stock options	78	27
Net cash provided by financing activities	38,818	65
Net increase (decrease) in cash and cash equivalents	24,377	(3,131)
Cash and cash equivalents at the beginning of the period	19,941	21,351
Cash and cash equivalents at the end of the period	$44,318	$18,220
Supplemental disclosure of non-cash financing items
2026 Private Placement offering costs included in accounts payable and accrued liabilities	$344	$—
Deferred offering costs related to the ATM Offerings included in accounts payable and accrued liabilities	$86	$—

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

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of June 30, 2026, the condensed statements of operations and comprehensive loss and the condensed statements of stockholders’ equity for the three and six months ended June 30, 2026 and 2025, and the condensed statements of cash flows for the six months ended June 30, 2026 and 2025 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026, the results of its operations for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 17, 2026.

Risks and Uncertainties

Liquidity

The Company’s operations have historically been primarily financed through the issuance and sale of redeemable convertible preferred stock and common stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the three months ended June 30, 2026 and 2025, the Company incurred a net loss of $8.2 million and $6.5 million, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred a net loss of $18.2 million and $17.1 million, respectively, and had cash flows used in operating activities of $19.1 million and $18.2 million, respectively. The Company has an accumulated deficit of $259.2 million and $241.0 million as of June 30, 2026 and December 31, 2025, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

As of June 30, 2026, the Company had cash, cash equivalents, and investments of $79.9 million. Management believes that its cash, cash equivalents, and investments as of June 30, 2026 will be sufficient to fund its current operating plan through at least twelve months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial and material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds, are stated at fair value. As of June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $44.3 million and $19.9 million, respectively.

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

As of June 30, 2026 and December 31, 2025, the Company had investments of $35.5 million and $40.1 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. Through June 30, 2026, the Company had no off-balance sheet concentrations of credit risk.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the three and six months ended June 30, 2026 and 2025, the Company had insignificant net unrealized loss on available-for-sale investments.

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

JOBS Act Accounting Election

The Company is an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date the Company (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. The Company may take advantage of these provisions until December 31, 2027, unless the Company ceases to be an emerging growth company at an earlier date. As a result, these financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40), Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible instruments by reducing the number of accounting models available for convertible debt instruments, replacing the treasury stock method with the if-converted method for calculation of diluted earnings per share, and removing certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception. ASU 2020-06 was effective for annual periods beginning after December 15, 2023, but was not applicable to the Company at that time. The Company adopted ASU 2020-06 on June 17, 2025 using the modified retrospective method in connection with accounting for the pre-funded warrant exchange (See Note 8 – Equity, Common Stock and Pre-Funded Warrants Transactions). Adoption of this standard did not have any impact on the Company's financial statements or net loss per share amounts.

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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$26,727	$—	$—	$26,727
Short-term investments:
U.S. Treasury securities	Level 1	10,259	3	(3)	10,259
Commercial paper	Level 2	13,436	—	(10)	13,426
U.S. Government agency securities	Level 2	495	—	—	495
Corporate debt securities	Level 2	9,901	—	(12)	9,889
Long-term investments:
U.S. Treasury securities	Level 2	1,470	—	(1)	1,469
Total		$62,288	$3	$(26)	$62,265

	December 31, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$7,104	$—	$—	$7,104
Commercial paper	Level 2	547	—	—	547
Short-term investments:
U.S. Treasury securities	Level 1	22,792	49	—	22,841
U.S. Treasury securities	Level 2	3,956	8	—	3,964
Commercial paper	Level 2	6,812	2	(4)	6,810
U.S. Government agency securities	Level 2	487	1	—	488
Corporate debt securities	Level 2	3,958	—	(1)	3,957
Long-term investments:
U.S. Treasury securities	Level 1	1,506	2	—	1,508
Corporate debt securities	Level 2	505	—	—	505
Total		$47,667	$62	$(5)	$47,724

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities, U.S. government agency securities and U.S. Treasury securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the six months ended June 30, 2026.

As of June 30, 2026, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the six months ended June 30, 2026 and 2025, the Company did not sell any available-for-sale investments.

The Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses had been recognized as of June 30, 2026 and December 31, 2025. During the six months ended June 30, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

As of June 30, 2026 and December 31, 2025, the Company had accrued interest receivable of $0.3 million and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. Under the original award, the Company was eligible to receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023 and May 2024, the NIAID exercised two of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million and $3.8 million, respectively, for a cumulative total of $8.8 million. In April 2025, the Company entered into a contract modification with NIAID for a $0.5 million increase and term extension to an existing NIAID contract option. In June 2025, as part of a U.S. government cost efficiency initiative under a 2025 Executive Order, the Company was notified that the NIAID will not exercise certain remaining options under the contract, resulting in a total $9.0 million reduction to the $18.3 million contract, for a cumulative contract total of $9.3 million. Funding for the exercised options is currently estimated to complete in September 2026. As of June 30, 2026, a total of $9.3 million of funding has been committed.

During the three and six months ended June 30, 2026, the Company recorded a negligible amount and $0.2 million, respectively, of income as a reduction in research and development operating expenses under the NIAID contract. As of June 30, 2026, the Company recorded a negligible receivable which was included in prepaid expenses and other current assets on the balance sheet. During the three and six months ended June 30, 2025, the Company recorded $3.2 million of income as a reduction in research and development operating expenses under the NIAID contract and had recorded a receivable of $0.5 million as of December 31, 2025.

Gates Foundation Grants

In September 2023, the Company received a cost-reimbursement contract award from the Gates Foundation, formerly the Bill and Melinda Gates Foundation (“2023 BMGF Agreement”), which became fully funded in April 2024. In September 2024, the Company entered into a second-year continuation cost-reimbursement contract award with the Gates Foundation, formerly the Bill and Melinda Gates Foundation (“2024 BMGF Agreement”), under which the Company was awarded $2.0 million to support an early-stage research program focused on delivering novel leads as starting points for new drugs that can be combined to deliver shorter, safer and simpler TB drug regimens. The Company is required to apply the funds it receives under the 2024 BMGF Agreement solely toward direct costs related to this research program. The Company received $1.1 million of funding in advance and tracks and reported eligible expenses incurred to the Gates Foundation.

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

As of June 30, 2026 and December 31, 2025, $0.8 million and $1.2 million, respectively, was recorded to other current liabilities on the balance sheets. During the three and six months ended June 30, 2026, the Company recorded income of $0.3 million and $0.8 million, respectively, as a reduction in research and development operating expenses under the 2025 GF Agreement. During the three and six months ended June 30, 2025, the Company recorded income of $0.5 million and $0.9 million, respectively, as a reduction in research and development operating expenses under the 2024 BMGF Agreement.

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

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three and six months ended June 30, 2026 and 2025. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three and six months ended June 30, 2026 and 2025.

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

University of Georgia Research Foundation

In October 2023, the Company entered into an exclusive license agreement with the University of Georgia Research Foundation (“UGARF”) to advance the development of AN2-502998, originally discovered by researchers at Anacor, in close collaboration with the University of Georgia. Upon achievement of certain development and sales milestones, the Company is required to make payments of up to approximately $0.9 million and a low single digit royalty. None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three and six months ended June 30, 2026 and 2025.

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued research and development-related expenses	$1,393	$1,650
Accrued clinical trial-related expenses	149	268
Accrued professional services expenses	101	84
Accrued offering costs	82	—
Other	22	50
Total accrued liabilities	$1,747	$2,052

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of June 30, 2026 and December 31, 2025, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

Common Stock and ATM Offering Programs

On April 6, 2023, the Company entered into a sales agreement (“2023 Sales Agreement”) with Cowen and Company, LLC as the Company’s agent (“Agent”), to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“2023 ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the 2023 Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the 2023 ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company did not sell any shares of common stock through the 2023 ATM Offering during the six months ended June 30, 2026. The Company terminated the 2023 Sales Agreement with the Agent in April 2026.

On April 9, 2026, the Company entered into an open market sale agreement (the “2026 Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may offer and sell from time to time up to an aggregate of $80.0 million in shares of the Company’s common stock through an ATM Offering Program (the “2026 ATM Offering”, together with the “2023 ATM Offering”, the “ATM Offerings”). Sales of shares of the Company’s common stock under the 2026 Sales Agreement will be made pursuant to a Registration Statement on Form S-3 as supplemented by a prospectus supplement. The Company has agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds from the sale of shares of the Company’s common stock sold under the 2026 Sales Agreement. During the six months ended June 30, 2026, the Company issued and sold 286,498 shares of common stock under the 2026 ATM Offering, resulting in net proceeds of $1.4 million, after deducting commissions and offering costs. In connection with the 2026 Sales Agreement, the Company incurred approximately $0.3 million of offering costs which were deferred and are ratably recognized as a reduction to additional paid-in capital as shares are sold under the 2026 Sales Agreement. For the three and six months ended June 30, 2026, the Company recognized a negligible amount of offering costs as a reduction to additional paid-in capital.

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of June 30, 2026 and December 31, 2025, consisted of the following:

	June 30,	December 31,
	2026	2025
Stock options, issued and outstanding	6,418,947	5,466,222
Pre-funded warrants	8,741,493	2,952,000
Unvested restricted stock units	1,272,029	856,160
Stock options, authorized for future issuance	183,934	783,106
ESPP, authorized for future issuance	1,013,728	775,882
Total	17,630,131	10,833,370

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding as of June 30, 2026 and December 31, 2025.

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

The Company valued the 2026 Pre-Funded Warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and the 2026 Pre-Funded Warrants. Net proceeds allocated to the common stock and the 2026 Pre-Funded Warrants were $21.8 million and $15.3 million, respectively, net of placement agent fees and other offering costs, and recorded as a component of additional paid-in-capital.

In connection with the 2026 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers at the Closing. Pursuant to the Registration Rights Agreement, among other things, the Company filed a registration statement (the “Registration Statement”) and a prospectus supplement with the SEC to register the resale of the Shares and the shares of common stock issuable upon exercise of the 2026 Pre-Funded Warrants. The SEC declared the Registration Statement effective on April 20, 2026.

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

As of June 30, 2026, all of the Pre-Funded Warrants remain unexercised.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights, restricted stock awards (“RSAs”), RSUs, performance awards, and other forms of awards to employees, directors, and consultants. As of June 30, 2026, no stock appreciation rights or performance awards were issued.

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

The initial number of shares of the Company’s common stock that may be issued under the 2022 Plan was not to exceed 4,423,920 shares of the Company's common stock, which is the sum of (i) 1,870,000 new shares, plus (ii) 2,553,920 shares related to the 2017 Plan. In addition, the number of shares of the Company’s common stock reserved for issuance under the 2022 Plan will automatically increase on January 1 of each year for a period of ten years, beginning on January 1, 2023 and continuing through January 1, 2032, in an amount equal to (1) 4% of the total number of shares of the Company’s common stock outstanding on December 31 of the immediately preceding year, or (2) a lesser number of shares determined by the Company's board of directors no later than December 31 of the immediately preceding year. Accordingly, effective January 1, 2026, the number of shares in the 2022 Plan increased by 1,096,526 shares, representing 4% of the prior year end’s common stock outstanding. The maximum number of shares of the Company's common stock that may be issued on the exercise of stock options or vesting of RSUs under the 2022 Plan is 13,271,760 shares.

Since the date of incorporation and through June 30, 2026, the Company has issued stock options, RSUs and RSAs to its employees, directors, and consultants. As of June 30, 2026, 183,934 shares of common stock remained available for future issuance under the 2022 Plan.

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

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development expenses	$346	$1,005	$950	$1,870
General and administrative expenses	626	993	1,482	2,175
Total	$972	$1,998	$2,432	$4,045

Stock Option Activity

A summary of the stock option activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	5,466,222	$6.56	7.21	$170
Granted	1,008,050	1.05
Exercised	(32,566)	2.40
Forfeited/expired	(22,759)	10.36
Vested and expected to vest at June 30, 2026	6,418,947	$5.70	7.00	$12,680
Exercisable as of June 30, 2026	4,441,406	$7.34	6.30	$6,036

As of June 30, 2026, there was unrecognized stock-based compensation expense of $2.9 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.0 years.

Weighted-average grant-date fair value of the options granted during the six months ended June 30, 2026 was $0.88 per share.

Option Repricing

On March 19, 2026 (the “Repricing Date”), in accordance with the 2017 Plan and the 2022 Plan (together, the “Plans”), the Board approved a stock option repricing (the “Option Repricing”), effective as of the Repricing Date, of all outstanding stock options with an exercise price greater than $3.91 granted under the Plans prior to the Repricing Date (the “Eligible Options”), including stock options held by the Company’s named executive officers and non-employee members of the Board. The Board believed that the Option Repricing with the Premium End Date (as defined below) is in the best interests of the Company, as the amended stock options would provide added incentives to retain and motivate Plan participants without incurring the stock dilution resulting from significant additional equity grants to the eligible participants or significant additional cash expenditures resulting from additional cash compensation.

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

Of the incremental compensation cost, $0.1 million was recognized during both the three and six months ended June 30, 2026.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

`	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	856,160	$1.72
Issued	710,407	1.07
Vested and released	(294,538)	1.99
Unvested at June 30, 2026	1,272,029	$1.29

As of June 30, 2026, there was unrecognized stock-based compensation expense of $1.2 million related to unvested RSUs which the Company expects to recognize over a weighted-average period of 2.8 years.

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2026, the number of shares in the ESPP increased by 274,131 shares, representing 1% of the prior year end’s common stock outstanding. As of June 30, 2026, 1,013,728 shares of common stock remained available for issuance under the ESPP.

During the three and six months ended June 30, 2026 and 2025, the Company recognized a negligible amount of stock-based compensation expense related to the ESPP.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(8,185)	$(6,462)	$(18,213)	$(17,111)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	44,760,766	30,172,328	39,439,881	30,113,321
Net loss per share attributable to common stockholders, basic and diluted	$(0.18)	$(0.21)	$(0.46)	$(0.57)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2026	2025
Options issued and outstanding	6,418,947	5,890,920
Unvested RSUs	1,272,029	927,468
Estimated shares issuable under the ESPP	10,779	35,239
Total	7,701,755	6,853,627

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

Note 11. Related Party Transactions

During the six months ended June 30, 2026, $30.0 million of the $40.0 million gross proceeds raised in the 2026 Private Placement (refer to Note 8) were received from significant stockholders. There were no additional material related party transactions during the six months ended June 30, 2026. During the six months ended June 30, 2025, other than as disclosed in Note 8, there were no material related party transactions.

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

In addition to the significant expense categories included within net loss presented on the statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
External research and development expenses:
Other external research and development (1)	$2,565	$(110)	$5,008	$3,846
Consulting and outside services	907	317	1,655	954
Clinical trials expenses	620	368	1,374	895
Total external research and development expenses	4,092	575	8,037	5,695

Internal research and development expenses:
Personnel related expenses	1,927	2,625	4,725	5,195
Total research and development expenses	$6,019	$3,200	$12,762	$10,890

(1) Chemistry manufacturing controls, research and preclinical studies and other miscellaneous expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of June 30, 2026 and results of operations for the three and six months ended June 30, 2026 and 2025 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2,” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Epetraborole - Polycythemia vera

In March 2026, we announced our plan to expand the development of oral epetraborole into a Phase 2 proof-of-concept clinical study in adults with phlebotomy-dependent polycythemia vera (“PV”). PV is a slowly progressing blood cancer characterized by overproduction of red blood cells in the bone marrow. This overproduction increases hematocrit, which can lead to serious medical complications including arterial and venous thromboembolic events. If untreated, PV can be life-threatening. Despite available therapies, such as burdensome periodic therapeutic phlebotomies, many patients experience uncontrolled hematocrit levels and persistent symptoms, requiring long-term management to maintain adequate disease control. PV is estimated to affect approximately 155,000 people in the U.S.

In July, the Company held a pre-IND meeting with the FDA and now plans to expand the Phase 2 study (EBO-PV-201) to add sites in the U.S. and Australia, with an IND filing expected in the third quarter of 2026. As a result of this expansion, Phase 2 enrollment is anticipated to commence in the fourth quarter of 2026, beginning with an open-label sentinel cohort at a sub-therapeutic dose aimed at assessing pharmacokinetics and safety in PV patients. Following successful conclusion of the sentinel group, the safety monitoring committee will advise on dose selections for Part 1, an open-label, single arm, 28-week evaluation of epetraborole’s ability to maintain hematocrit control and reduce the frequency of phlebotomy in phlebotomy-dependent PV patients. The Company anticipates releasing Part 1 data periodically throughout 2027.

Epetraborole – M. abscessus complex lung disease

Building on the microbiological and safety data from our prior non-tuberculous mycobacterial (“NTM”) study in treatment-refractory MAC, we believe that epetraborole has the potential to address a critical unmet need in M. abscessus lung disease, one of the most difficult-to-treat NTM infections for which no FDA-approved therapy exists. M. abscessus lung disease is a serious NTM infection requiring prolonged therapy, initially often with IV-only antibiotics. People affected by this illness face limited, burdensome treatment options and high rates of morbidity and mortality. NTM lung disease represents a growing global health concern. It is estimated that approximately 120,000–150,000 people in the U.S. are living with NTM lung disease, of whom 10–15% are caused by M. abscessus.

The Company is supporting an investigator-initiated trial (“IIT”) and anticipates that data from this study, if positive, could provide clinical proof-of-concept in M. abscessus lung disease and thereby inform the design of a subsequent pivotal trial. Patient enrollment is ongoing. The 84-patient multicenter, randomized, double-blind, placebo-controlled, prospective clinical study is being led by Dr. Kevin Winthrop, Professor of Public Health and Infectious Diseases at the Oregon Health and Science University, in conjunction with other investigators across an estimated 10-15 sites in the U.S. We anticipate reporting topline results in late 2027, subject to enrollment progress.

AN2-502998 - Chagas disease

We are studying AN2-502998 (formerly known as AN15368), an oral, boron-based small molecule CPSF3 inhibitor for the treatment of chronic Chagas disease, also known as American trypanosomiasis. Chagas disease is caused by the parasite Trypanosoma Cruzi (“T. cruzi”). Over 300,000 people are estimated to be infected in the U.S., 200,000 across Europe and Japan, and about 10 million worldwide. Left untreated, chronic T. cruzi infection is lifelong and can be life threatening. The parasite T. cruzi silently damages the heart and digestive system, with ~20-30% of people developing serious cardiac damage resulting in heart failure, stroke, or sudden death. There are no FDA-approved treatments for adults with Chagas disease.

In June 2026, we announced positive results from two studies that we believe support the planned initiation later this year of a Phase 2 trial of AN2-502998 in chronic Chagas disease. In the non-human primate (“NHP”) efficacy study, 28 days of treatment with AN2-502998 resulted in 100% parasitic elimination at target exposures attainable in humans, in NHP’s with naturally acquired, chronic T. cruzi infection. In the Phase 1 first-in-human study, AN2-502998 was generally well tolerated at exposure levels consistent with NHP efficacy thresholds.

AN2-502998 is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in NHPs with long-term, naturally acquired chronic infections caused by diverse T. cruzi genetic types. We believe that efficacy in naturally infected NHP’s is the most clinically relevant predictor of efficacy for human chronic Chagas disease.

We expect to initiate a Phase 2 proof-of-concept study in adults with chronic Chagas disease in late 2026.

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

Our boron chemistry research and development initiatives

We are prioritizing targets in oncology and bone disorders where we believe boron chemistry may offer a competitive advantage in terms of binding-site differentiation, pharmacodynamics, drug-like properties and IP, including initially ENPP1 and PI3Kα. The unique binding modes of boron-containing compounds enable the discovery of inhibitors with high ligand efficiency against targets considered undruggable or difficult to access with traditional chemistry approaches. Boron chemistry has produced first-in-class molecules against a number of targets including CPSF3 (AN2-502998 and acoziborole) and LeuRS (epetraborole, ganfeborole and tavaborole). The Company has discovered preclinical compounds that demonstrate sub-nanomolar activity, high selectivity and excellent oral pharmacokinetic properties. Earlier this year, the Company declared a development candidate (ENPP1) for the treatment of solid tumors and expects to advance a second development candidate by the end of 2026.

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $18.2 million and $17.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $259.2 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering programs (“ATM Offerings”), an underwritten offering (the “Underwritten Offering”), and the 2026 Private Placement (the “2026 Private Placement”). From November 2019 through October 2020, we raised an aggregate of $12.0 million from the sale of Series A redeemable convertible preferred stock. In March 2021, we raised an aggregate of $80.0 million from the sale of Series B redeemable convertible preferred stock. In March and April 2022, we completed our IPO, with gross proceeds of $79.4 million and net proceeds of $70.4 million, net of underwriting discounts, commissions and offering expenses. In June 2023, we raised gross proceeds of $20.0 million from the ATM Offerings and net proceeds of $19.1 million, after deducting commissions and offering expenses. In August 2023, we raised gross proceeds of $70.0 million from the Underwritten Offering and net proceeds of $65.5 million, after deducting commissions and offering expenses. In March 2026, we raised gross proceeds of $40.0 million from the 2026 Private Placement and net proceeds of $37.2 million, after deducting placement agent fees and other offering expenses. In the six months ended June 30, 2026, we raised net proceeds of $1.4 million from the ATM Offerings, after deducting commissions and offering expenses.

Financial Operations Overview

As of June 30, 2026, we had cash, cash equivalents, and investments of $79.9 million. We believe that our available cash will be sufficient to fund our planned operations under our current operating plan through at least twelve months following the date of this Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$6,019	$3,200	$2,819	88%
General and administrative	2,885	4,016	(1,131)	(28%)
Total operating expenses	8,904	7,216	1,688	23%
Loss from operations	(8,904)	(7,216)	(1,688)	23%
Interest income, net	720	754	(34)	(5%)
Other expense	(1)	—	(1)	(100%)
Net loss	$(8,185)	$(6,462)	$(1,723)	27%

Research and Development Expenses

Research and development expenses were $6.0 million for the three months ended June 30, 2026 compared to $3.2 million for the three months ended June 30, 2025. The increase of $2.8 million was primarily due to increases in chemistry manufacturing and controls (“CMC”) expenses, other miscellaneous expenses, consulting and outside services, preclinical and research study expenses and clinical trial expenses, partially offset by a decrease in personnel-related expenses. In 2025, we completed manufacturing of the melioidosis drug product and due to the timing of when receipt of research contract offsets became reasonably assured, increases are seen in CMC expenses, other miscellaneous expenses, and consulting and outside services when comparing the second quarter of 2026 to the same period in 2025. CMC expenses increased by $1.5 million due to melioidosis program expense offsets, partially offset by decreased CMC activity related to our Chagas program. Other miscellaneous expenses increased by $0.6 million due an increase related to melioidosis program overhead offsets. Consulting and outside services increased by $0.6 million due to an increase in melioidosis program expense offsets and the prioritization of earlier stage research and clinical programs. Preclinical and research study expenses increased by $0.5 million due to increased activity in earlier stage research and preclinical programs. Clinical trial expenses increased by $0.3 million primarily due to increased activity in our trials in Chagas disease, M. abscessus and PV, partially offset by decreased expenses due to the termination of the EBO-301 trial. Personnel-related expenses decreased by $0.7 million primarily due to decreased stock-based compensation expense. During the three months ended June 30, 2026 and 2025, reimbursement of $0.4 million and $3.7 million, respectively, of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Preclinical and research study expenses	$2,208	$1,669	$539	32%
Personnel related expenses	1,927	2,625	(698)	(27%)
Consulting and outside services	907	317	590	186%
Clinical trials expenses	620	368	252	68%
Chemistry manufacturing and controls	184	(1,300)	1,484	114%
Other miscellaneous expenses	173	(479)	652	136%
Total research and development expenses	$6,019	$3,200	$2,819	88%

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended June 30, 2026 and $4.0 million for the three months ended June 30, 2025. The decrease of $1.1 million is primarily due to a $0.6 million decrease in professional and outside services expenses and a $0.5 million decrease in personnel-related expenses due to a decrease in stock-based compensation.

Interest Income

Interest income was $0.7 million for the three months ended June 30, 2026 compared to $0.8 million for the three months ended June 30, 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table sets forth the significant components of our results of operations:

	Six Months Ended
	June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$12,762	$10,890	$1,872	17%
General and administrative	6,693	7,863	(1,170)	(15%)
Total operating expenses	19,455	18,753	702	4%
Loss from operations	(19,455)	(18,753)	(702)	4%
Interest income, net	1,243	1,642	(399)	(24%)
Other expense	(1)	—	(1)	(100%)
Net loss	$(18,213)	$(17,111)	$(1,102)	6%

Research and Development Expenses

Research and development expenses were $12.8 million for the six months ended June 30, 2026 compared to $10.9 million for the six months ended June 30, 2025. The increase of $1.9 million was primarily due to increases in consulting and outside services, other miscellaneous expenses, preclinical and research study expenses, and clinical trial expenses, partially offset by decreases in personnel-related expenses and CMC expenses. In 2025, we completed manufacturing of the melioidosis drug product and due to the timing of when receipt of research contract offsets became reasonably assured, increases are seen in consulting and outside services, other miscellaneous expenses, and CMC expenses when comparing the six months ended June 30, 2026 to the same period in 2025. Consulting and outside services increased by $0.7 million due to melioidosis program expense offsets and the prioritization of earlier stage research and clinical programs. Other miscellaneous expenses increased by $0.9 million primarily due an increase related to melioidosis program overhead offsets and recognition of our qualified small business payroll tax credit in 2025, partially offset by a $0.2 million decrease in license fees. Preclinical and research study expenses increased by $0.5 million due to increased activity in earlier stage research and preclinical programs. Clinical trial expenses increased by $0.5 million primarily due to increased activity in our trials in Chagas disease, M. abscessus and PV, partially offset by decreased expenses due to the termination of the EBO-301 trial. These increases are partially offset by a decrease of $0.5 million in personnel-related expenses primarily due to decreased stock-based compensation expense, partially offset by compensation-related payments. CMC expenses decreased by $0.1 million due to decreased CMC activity related to our Chagas program, partially offset by an increase in CMC activity related to melioidosis program expense offsets. During the six months ended June 30, 2026 and 2025, reimbursement of $1.0 million and $4.1 million, respectively, of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Six Months Ended
	June 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Personnel-related expenses	$4,725	$5,195	$(470)	(9%)
Preclinical and research study expenses	4,296	3,763	533	14%
Consulting and outside services	1,655	954	701	73%
Clinical trials expenses	1,374	895	479	54%
Chemistry manufacturing and controls	383	439	(56)	(13%)
Other miscellaneous expenses	329	(356)	685	192%
Total research and development expenses	$12,762	$10,890	$1,872	17%

General and Administrative Expenses

General and administrative expenses were $6.7 million for the six months ended June 30, 2026 and $7.9 million for the six months ended June 30, 2025. The decrease of $1.2 million is primarily due to a decrease of $0.9 million in personnel-related expenses due to a decrease in stock-based compensation and a decrease of $0.5 million in professional and outside services expenses, partially offset by a $0.2 million increase in other miscellaneous expenses.

Interest Income

Interest income was $1.2 million for the six months ended June 30, 2026 compared to $1.6 million for the six months ended June 30, 2025. The decrease of $0.4 million was due to lower average cash, cash equivalents, and investment balances and lower interest rates in 2026 as compared to 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the six months ended June 30, 2026 and 2025, we had net losses of $18.2 million and $17.1 million, respectively, and we expect to incur substantial additional losses in future periods. As of June 30, 2026, we had an accumulated deficit of $259.2 million. As of June 30, 2026, we had cash, cash equivalents, short-term and long-term investments of $79.9 million. Based on our current plan, we believe that our available cash will be sufficient to fund our operations for at least 12 months following the date of this Form 10-Q.

To date, we have funded our operations primarily through our 2026 Private Placement, Underwritten Offering, ATM Offerings, IPO and issuances of our then existing redeemable convertible preferred stock. In the six months ended June 30, 2026, we issued and sold 286,498 shares of common stock under the ATM Offerings, resulting in net proceeds of $1.4 million, after deducting commissions and offering expenses. In March 2026, we generated approximately $37.2 million from the 2026 Private Placement, after deducting placement agent fees and other offering expenses. In August 2023, we generated approximately $65.5 million from the Underwritten Offering, after deducting commissions and offering expenses. In June 2023, we generated approximately $19.1 million in net proceeds from the ATM Offerings, after deducting commissions and offering expenses. In March and April 2022, we generated aggregate net proceeds of approximately $70.4 million from our IPO, after deducting underwriting discounts and commissions and offering expenses. Prior to our IPO, we raised $91.6 million from the issuance of our redeemable convertible preferred stock. Upon the closing of our IPO, all outstanding shares of our then existing redeemable convertible preferred stock were converted into shares of our common stock.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Six Months Ended
	June 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(19,071)	$(18,223)
Cash provided by investing activities	4,630	15,027
Cash provided by financing activities	38,818	65
Net increase (decrease) in cash and cash equivalents	$24,377	$(3,131)

Cash Used in Operating Activities

Net cash used in operating activities was $19.1 million for the six months ended June 30, 2026, which consisted of a net loss of $18.2 million, primarily due to the use of funds to develop our product candidates, and a net decrease of $3.1 million in our net operating assets and liabilities, partially offset by $2.2 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $3.6 million in accrued liabilities, accounts payable, accrued compensation, and other current liabilities, partially offset by a decrease of $0.5 million in prepaid expenses and other assets. The non-cash charges consisted of stock-based compensation expense of $2.4 million, partially offset by net accretion of discounts on investments of $0.2 million.

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

Cash Provided by Investing Activities

Net cash provided by investing activities was $4.6 million for the six months ended June 30, 2026, which primarily consisted of $21.0 million in proceeds from the maturity of investments, partially offset by $16.4 million in purchases of investments.

Net cash provided by investing activities was $15.0 million for the six months ended June 30, 2025, which primarily consisted of $49.0 million in proceeds from the maturity of investments, partially offset by $34.0 million in purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $38.8 million for the six months ended June 30, 2026, which consisted of $37.5 million in net proceeds from the issuance of common stock and pre-funded warrants from the 2026 Private Placement, $1.4 million in net proceeds from the issuance of common stock from the ATM Offerings, $0.08 million from the exercise of stock options, and $0.04 million in proceeds from the issuance of common stock under the employee stock purchase plan. These increases were partially offset by $0.2 million in payment of deferred offering costs related to the ATM Offerings.

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

Recent Accounting Pronouncements

See the section “Recently Adopted Accounting Pronouncements” in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” to the Notes to Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10‑Q.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 describes the significant accounting policies and methods used in the preparation of the financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K include for the year ended December 31, 2025, but are not limited to, the discussion of estimates used for research and development and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed financial statements, and actual results could differ materially from the amounts reported. There have been no material changes to these critical accounting policies and estimates through June 30, 2026 from those discussed in our Annual Report on Form 10-K.

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

We will remain an EGC until the earliest to occur of: (1) the last day of our first fiscal year in which we have total annual revenues of more than $1.235 billion; (2) the date we qualify as a “large accelerated filer,” with at least $700.0 million of equity securities held by non-affiliates; (3) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three- year period; and (4) December 31, 2027.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $79.9 million as of June 30, 2026, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities, and government securities.

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

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. We were not exposed to material foreign currency risk during the quarter ended June 30, 2026.

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

Our CEO and CFO have concluded that as of June 30, 2026, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025 and included below.

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

The material weaknesses identified were as follows, and continue to exist as of June 30, 2026:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are conducting clinical trials for our product candidates outside of the U.S., including our planned PV Phase 2 trial in India, and the planned Phase 2 trial in Bolivia, and the FDA may not accept data from such trials, in which case our development plans may be delayed.
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

For example, in August 2024, we announced topline results from the Phase 2 part of the EBO-301 Phase 2/3 study evaluating epetraborole on top of OBR in treatment-refractory MAC lung disease. The Phase 2 part of the study met its primary objective of demonstrating the potential validation of a novel PRO tool and a higher PRO-based clinical response rate in the epetraborole + OBR arm (39.5%) vs. placebo + OBR (25.0%; treatment difference 13.9%, p=0.19). However, sputum culture conversion at Month 6, a key secondary endpoint, was similar between treatment arms (13.2% in epetraborole + OBR vs. 10.0% placebo + OBR; treatment difference 3.4%, p=0.64). In May 2025, we announced that the truncated Phase 3 portion of the EBO-301 study did not meet its primary endpoint of demonstrating an improvement on the QOL-B respiratory domain PRO instrument (change from baseline to month 6), though epetraborole was generally well tolerated in the trial. Based on these results, we decided to discontinue further development of epetraborole for treatment-refractory MAC lung disease.

Our net loss was $35.2 million for the year ended December 31, 2025 and $18.2 million and $17.1 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, we had an accumulated deficit of $259.2 million. We have funded our operations to date primarily with proceeds from our ATM Offerings, 2026 Private Placement, Underwritten Offering, our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

There is a high failure rate for product candidates proceeding through clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in later-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials. For example, in May 2025, we announced that the truncated Phase 3 portion of the EBO-301 study did not meet its primary endpoint of demonstrating an improvement on the QOL-B respiratory domain PRO instrument (change from baseline to month 6), though epetraborole was generally well tolerated in the trial. Based on these results, we decided to discontinue further development of epetraborole for treatment-refractory MAC lung disease. There is no guarantee that we will not experience similar setbacks with respect to our other product candidates.

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

Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Undesirable side effects caused by our product candidates, whether used alone or in combination with other therapies, could cause us or regulatory authorities to interrupt, delay or halt clinical trials or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities, or, if such product candidates are approved, result in a more restrictive label and other post-approval requirements. Any treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete the trial, or could result in potential product liability claims. Any of these occurrences may harm our business, financial condition, results of operations and growth prospects significantly.

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
•
efforts to facilitate timely enrollment in clinical trials;
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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the interim, topline or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, financial condition, operating results, and growth prospects.

We are currently conducting and may continue to conduct clinical trials for our product candidates outside of the U.S., and the FDA may not accept data from such trials, in which case our development plans may be delayed, which could materially harm our business.

We conduct and may in the future conduct one or more of our clinical trials or a portion of our clinical trials for our product candidates outside the U.S. For instance, we will be initiating a global PV Phase 2 study in the U.S., Australia and India and a Chagas Phase 2 study in Bolivia. The acceptance of study data from clinical trials conducted outside the U.S. or another jurisdiction by the FDA or comparable foreign regulatory authority may be subject to certain conditions or may not be accepted at all. In cases where data from foreign clinical trials are intended to serve as the sole basis for regulatory approval in the U.S., the FDA will generally not approve the application on the basis of foreign data alone unless (i) the data are applicable to the U.S. population and U.S. medical practice; (ii) the trials were performed by clinical investigators of recognized competence and pursuant to GCP regulations; and (iii) the data may be considered valid without the need for an on-site inspection by the FDA, or if the FDA considers such inspection to be necessary, the FDA is able to validate the data through an on-site inspection or other appropriate means. In addition, even where the foreign study data are not intended to serve as the sole basis for approval, the FDA will not accept the data as support for an application for regulatory approval unless the study is well-designed and well-conducted in accordance with GCP requirements and the FDA is able to validate the data from the study through an onsite inspection if deemed necessary. Many foreign regulatory authorities have similar requirements for clinical data gathered outside of their respective jurisdictions. In addition, such foreign trials would be subject to the applicable local laws of the foreign jurisdictions where the trials are conducted. There can be no assurance that the FDA or any comparable foreign regulatory authority will accept data from trials conducted outside of the U.S. or the relevant jurisdiction. If the FDA or any comparable foreign regulatory authority does not accept such data, it may result in the need for additional trials, which could be costly and time-consuming, and which may result in current or future product candidates that we may develop not receiving approval for commercialization in the applicable jurisdiction.

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

We are currently supporting an IIT evaluating epetraborole in patients with M. abscessus lung disease, and may in the future support other IITs for our product candidates that are designed and managed by independent investigators or institutions. While we believe these clinical trials have the potential to provide supportive data that may further the development of our product candidates, we do not directly control the clinical development process, including, but not limited to, the initiation, enrollment, safety reporting, or conduct of these trials. As a result, investigator-sponsored trials may be subject to significant delays, fail to comply with GCP or other regulatory requirements. be terminated prematurely by the investigator or applicable IRBs or ethics committees, or produce data that is not useful for, or acceptable to, regulatory authorities for purposes of obtaining regulatory approval. IITs may also identify safety or tolerability concerns that could adversely affect the development of our product candidates, including through the imposition of clinical holds, or otherwise subject us to liability. Moreover, if the data from IITs differ from the data we have observed in our sponsored clinical studies, such differences could potentially require us to conduct additional clinical trials or otherwise delay or prevent regulatory approval from the FDA or other regulatory authorities. Any of these factors could adversely impact our reputation, delay our development timelines, or negatively affect our ability to obtain regulatory approval.

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

Prior to the completion of the IPO, we had been a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses continue to exist as of June 30, 2026:

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

Competitors or other third parties may infringe, misappropriate or otherwise violate our in-licensed issued patents or other intellectual property rights we may own. To counter such infringement, misappropriation, violation or other unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming and divert the time and attention of our management and scientific personnel. Any claims we assert against third parties could provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate or otherwise violate their patents, trademarks, copyrights or other intellectual property rights. In addition, our in-licensed patents may become involved in inventorship or priority disputes. Third parties may raise challenges to the validity of certain of our in-licensed patent claims and may in the future raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. For example, we may be subject to a third-party pre-issuance submission of prior art to the USPTO, or become involved in derivation, revocation, reexamination, post-grant review (“PGR”), inter partes review (“IPR”), interference proceedings and equivalent proceedings in foreign jurisdictions, such as opposition proceedings challenging any patents that we may own or in-license. Such submissions may also be made prior to a patent’s issuance, precluding the granting of a patent based on one of our owned or licensed pending patent applications. A third party may also claim that our potential future owned patents or licensed patent rights are invalid or unenforceable in a litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, invalidate, or render unenforceable, our potential future owned patents or licensed patent rights, allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In a patent infringement proceeding, there is a risk that a court will decide that a patent we own or in-license is invalid or unenforceable, in whole or in part, and that we do not have the right to stop the other party from using the invention at issue. There is also a risk that, even if the validity of such patents are upheld, the court will construe the patent’s claims narrowly or decide that we do not have the right to stop the other party from using the invention at issue on the grounds that our owned or in-licensed patents do not cover the invention. An adverse outcome in a litigation or proceeding involving our owned or in-licensed patents could limit our ability to assert our owned or in-licensed patents against those parties or other competitors and may curtail or preclude our ability to exclude third parties from making and selling similar or competitive products. Similarly, in the future, we expect to rely on trademarks to distinguish our product candidates that are approved for marketing, if any, and if we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the third party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Our employees, consultants, and other parties may unintentionally or willfully disclose our information or technology to competitors and there can be no assurance that the legal protections and precautions taken by us will be adequate to prevent misappropriation of our technology or that competitors will not independently develop technologies equivalent or superior to ours. Trade secrets and know-how can be difficult to protect. Our competitors or other third parties may independently develop knowledge, methods and know-how equivalent to our trade secrets. Additionally, competitors could purchase our product candidates and replicate some or all of the competitive advantages we derive from our development efforts for technologies on which we do not have patent protection. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and growth prospects.

If we or our licensors do not obtain patent term extension and data exclusivity for any product candidates we or our licensors may develop, our business may be materially harmed.

Given the amount of time required for the development, testing, and regulatory review of new product candidates, patents we license or may own in the future protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our intellectual property may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our product candidates. Depending upon the timing, duration, and specifics of any FDA approval of any of our product candidates, one or more of our in-licensed U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Amendments”). The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such patent term extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our business, financial condition, results of operations and growth prospects could be materially harmed.

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

Further, on June 1, 2023, the European Union Patent Package (“EU Patent Package”) regulations were implemented with the goal of providing a single pan-European Unitary Patent and a new European Unified Patent Court (“UPC”) for litigation involving European patents. As a result, all European patents, including those issued prior to ratification of the EU Patent Package, now by default automatically fall under the jurisdiction of the UPC. It is uncertain how the UPC will impact granted European patents in the biotechnology and pharmaceutical industries. Our European patent applications, if issued, could be challenged in the UPC. During the first seven years of the UPC’s existence, the UPC legislation allows a patent owner to opt its European patents out of the jurisdiction of the UPC. We may decide to opt out our future European patents from the UPC, but doing so may preclude us from realizing the benefits of the UPC. Moreover, if we do not meet all of the formalities and requirements for opt-out under the UPC, our future European patent applications and patents could remain under the jurisdiction of the UPC. The UPC will provide our competitors with a new forum to centrally revoke our European patents, and allow for the possibility of a competitor to obtain a pan-European injunction. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, results of operations and growth prospects.

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

The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage, but is a clinically important improvement from a patient and public health perspective. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional confirmatory studies to verify and describe the drug’s clinical benefit. If such post-approval studies fail to confirm the drug’s clinical benefit or are not completed in a timely manner, the FDA may withdraw its approval of the drug on an expedited basis. In addition, the Food and Drug Omnibus Reform Act of 2022, provided the FDA additional statutory authority to mitigate potential risks to patients from continued marketing of ineffective drugs previously granted accelerated approval. Under these provisions, the FDA may require a sponsor of a product seeking accelerated approval to, among other things, have a confirmatory trial underway prior to such approval being granted.

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

Even if regulatory approval of any of our product candidates is granted, an approved product and its manufacturer and marketer are subject to ongoing review and extensive regulation, including with respect to the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for the product. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as ongoing compliance with cGMPs and GCPs for any clinical trials. In addition, manufacturers of approved products and those manufacturers’ facilities are required to comply with extensive FDA requirements including ensuring that quality control and manufacturing procedures conform to cGMP, which include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation and reporting requirements. We and our contract manufacturers could be subject to periodic unannounced inspections by the FDA to monitor and ensure compliance with cGMP.

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

The FDA and other regulatory authorities strictly regulate marketing, labeling, advertising and promotion of prescription drugs. These regulations include standards and restrictions for direct-to-consumer advertising, industry-sponsored scientific and educational activities, and promotional activities involving the internet and off-label promotion. For example, any regulatory approval that the FDA grants is limited to those specific diseases and indications for which a product is deemed to be safe and effective by the FDA. While physicians in the U.S. may choose, and are generally permitted, to prescribe drugs for uses that are not described in the product’s labeling and for uses that differ from those tested in clinical trials and approved by the regulatory authorities, our ability to promote any products will be narrowly limited to those indications that are specifically approved by the FDA.

If we are found to have promoted such off-label uses, we may become subject to significant liability. The U.S. federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of any product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business, financial condition, results of operations and growth prospects.

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
•
the federal Physician Payments Sunshine Act, which requires manufacturers of certain drugs, devices, biologicals, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”) information related to payments and “transfers of value” provided to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare providers (such as nurse practitioners and physician assistants) and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state and foreign laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or to adopt compliance programs as prescribed by state laws and regulations, or that otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and local laws requiring the licensure of pharmaceutical sales representatives.

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

As a public company in the U.S., we are incurring significant legal, accounting, and other expenses. These expenses will likely be even more significant after we no longer qualify as an emerging growth company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies in the U.S., including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our senior management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and has made some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur or the timing of such costs.

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

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 23, 2026, MGC Venture Partners 2018, LP, for which one of our directors is a managing director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 582,288 shares of our common stock until August 16, 2027.

On April 23, 2026, MGC Venture Partners QP 2018, LP, for which one of our directors is a managing director, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 652,573 shares of our common stock until August 16, 2027.

During the fiscal quarter ended June 30, 2026, none of our other directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41331	3.1	June 24, 2024
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of AN2 Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on August 15, 2024.	8-K	001-41331	3.1	August 19, 2024
4.1	Form of Pre-Funded Warrant	8-K	001-41331	4.1	June 20, 2025
4.2	Form of 2026 Pre-Funded Warrant	8-K	001-41331	4.1	March 10, 2026
10.1	Open Market Sale Agreementsm, dated April 9, 2026, by and between the Company and Jefferies, LLC.	8-K	001-41331	1.1	April 9, 2026
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

# Indicates management contract or compensatory plan.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of June 30, 2026 and December 31, 2025; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025; (iv) the Condensed Statements of Stockholders' Equity for the three and six months ended June 30, 2026 and 2025; (v) the Condensed Statements of Cash Flows for the six months ended June 30, 2026 and 2025; (vi) Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 11, 2026.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Sarah Williams
Sarah Williams
(Principal Accounting Officer)