Form 10-Q
period 2026-09-30
AN2 Therapeutics, Inc.
filed 2026-11-09
CIK 1880438

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 5, 2026, the registrant had 37,943,650 shares of common stock, $0.00001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

AN2 THERAPEUTICS, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per share amounts)

(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$20,207	$19,941
Short-term investments	44,193	38,060
Prepaid expenses and other current assets	1,364	1,936
Total current assets	65,764	59,937
Long-term investments	15,804	2,013
Other assets, long-term	387	—
Total assets	$81,955	$61,950
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,663	$3,021
Accrued compensation	1,542	2,418
Accrued liabilities	2,125	2,052
Other current liabilities	945	1,229
Total current liabilities	6,275	8,720
Other non-current liabilities	170	170
Total liabilities	6,445	8,890
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.00001 par value; 10,000,000 shares authorized at September 30, 2026 and December 31, 2025; no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common stock, $0.00001 par value; 500,000,000 shares authorized at September 30, 2026 and December 31, 2025; 37,889,862 and 27,413,171 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional paid-in capital	342,837	293,953
Accumulated other comprehensive (loss) gain	(207)	57
Accumulated deficit	(267,120)	(240,950)
Total stockholders’ equity	75,510	53,060
Total liabilities and stockholders’ equity	$81,955	$61,950

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$5,724	$7,000	$18,486	$17,890
General and administrative	2,946	3,040	9,639	10,903
Total operating expenses	8,670	10,040	28,125	28,793
Loss from operations	(8,670)	(10,040)	(28,125)	(28,793)
Interest income	713	687	1,956	2,329
Other expense	—	—	(1)	—
Net loss attributable to common stockholders	$(7,957)	$(9,353)	$(26,170)	$(26,464)
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.31)	$(0.63)	$(0.88)
Weighted-average number of shares used in computing net loss per share, basic and diluted	46,114,047	30,276,230	41,689,051	30,168,221
Other comprehensive loss:
Unrealized (loss) gain on investments	(184)	39	(264)	33
Comprehensive loss	$(8,141)	$(9,314)	$(26,434)	$(26,431)

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

(unaudited)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balances at December 31, 2025	27,413,171	$—	$293,953	$57	$(240,950)	$53,060
Issuance of common stock in the 2026 Private Placement, net of placement agent fees and other offering costs of $1.6 million	8,245,611	—	21,894	—	—	21,894
Issuance of pre-funded warrants in the 2026 Private Placement, net of placement agent fees and other offering costs of $1.1 million	—	—	15,372	—	—	15,372
Issuance of common stock under the ESPP	36,285	—	39	—	—	39
Issuance of common stock upon exercise of stock options	8,119	—	24	—	—	24
Issuance of common stock upon release of restricted stock units	282,413	—	—	—	—	—
Stock-based compensation	—	—	1,460	—	—	1,460
Unrealized loss on available-for-sale investments	—	—	—	(62)	—	(62)
Net loss	—	—	—	—	(10,028)	(10,028)
Balances at March 31, 2026	35,985,599	—	332,742	(5)	(250,978)	81,759
Other offering costs of $0.1 million related to the 2026 Private Placement	—	—	(102)	—	—	(102)
Issuance of common stock in the 2026 ATM Offering, net of commissions and offering costs of $0.04 million	286,498	—	1,441	—	—	1,441
Issuance of common stock upon exercise of stock options	24,447	—	54	—	—	54
Issuance of common stock upon release of restricted stock units	12,125	—	—	—	—	—
Stock-based compensation	—	—	972	—	—	972
Unrealized loss on available-for-sale investments	—	—	—	(18)	—	(18)
Net loss	—	—	—	—	(8,185)	(8,185)
Balances at June 30, 2026	36,308,669	—	335,107	(23)	(259,163)	75,921
Issuance of common stock in the 2026 ATM Offering, net of commissions and offering costs of $0.2 million	1,406,270	—	6,520	—	—	6,520
Issuance of common stock under the ESPP	23,504	—	72	—	—	72
Issuance of common stock upon exercise of stock options	75,067	—	165	—	—	165
Issuance of common stock upon release of restricted stock units	76,352	—	—	—	—	—
Stock-based compensation	—	—	973	—	—	973
Unrealized loss on available-for-sale investments	—	—	—	(184)	—	(184)
Net loss	—	—	—	—	(7,957)	(7,957)
Balances at September 30, 2026	37,889,862	$—	$342,837	$(207)	$(267,120)	$75,510

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

AN2 THERAPEUTICS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows used in operating activities
Net loss	$(26,170)	$(26,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,405	4,846
Net accretion of discount on investments	(377)	(953)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	489	1,353
Accounts payable	(1,358)	(1,091)
Accrued compensation	(876)	68
Accrued liabilities	(2)	(1,749)
Other current liabilities	(284)	(608)
Net cash used in operating activities	(25,173)	(24,598)
Cash flows from investing activities
Purchases of investments	(49,804)	(37,863)
Maturities of investments	29,993	59,000
Net cash (used in) provided by investing activities	(19,811)	21,137
Cash flows from financing activities
Proceeds from issuance of common stock in the 2026 Private Placement, net of placement agent fees and other offering costs	21,878	—
Proceeds from issuance of pre-funded warrants in the 2026 Private Placement, net of placement agent fees and other offering costs	15,361	—
Proceeds from issuance of common stock in the 2026 ATM Offering, net of commissions and offering costs	7,961	—
Payment of deferred offering costs related to the 2026 ATM Offering	(304)	—
Proceeds from issuance of common stock under the ESPP	111	86
Proceeds from exercise of stock options	243	27
Net cash provided by financing activities	45,250	113
Net increase (decrease) in cash and cash equivalents	266	(3,348)
Cash and cash equivalents at the beginning of the period	19,941	21,351
Cash and cash equivalents at the end of the period	$20,207	$18,003
Supplemental disclosure of non-cash financing items
2026 Private Placement offering costs included in accrued liabilities	$75	$—

The accompanying notes are an integral part of these unaudited interim condensed financial statements.

AN2 Therapeutics, Inc.

Notes to Unaudited Condensed Financial Statements

Note 1. Organization and Description of the Business

Description of Business

AN2 Therapeutics, Inc. (the “Company”) is a clinical-stage biopharmaceutical company focused on the discovery and development of novel small-molecule therapeutics derived from its boron chemistry platform. The Company was incorporated in the state of Delaware in February 2017, began operations in November 2019, began trading on the Nasdaq Global Select Market on March 25, 2022 under the symbol “ANTX”, and is based in Menlo Park, California.

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

Unaudited Interim Condensed Financial Information

The accompanying condensed balance sheet as of September 30, 2026, the condensed statements of operations and comprehensive loss and the condensed statements of stockholders’ equity for the three and nine months ended September 30, 2026 and 2025, and the condensed statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited. The unaudited interim condensed financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026, the results of its operations for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period. The balance sheet as of December 31, 2025 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim condensed financial statements. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”), dated March 17, 2026.

Risks and Uncertainties

Liquidity

The Company’s operations have historically been primarily financed through the issuance and sale of redeemable convertible preferred stock and common stock. Since inception, the Company has incurred significant losses and negative net cash flows from operations. During the three months ended September 30, 2026 and 2025, the Company incurred a net loss of $8.0 million and $9.4 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company incurred a net loss of $26.2 million and $26.5 million, respectively, and had cash flows used in operating activities of $25.2 million and $24.6 million, respectively. The Company has an accumulated deficit of $267.1 million and $241.0 million as of September 30, 2026 and December 31, 2025, respectively, and will require substantial additional capital for research and development activities. The Company anticipates incurring additional losses until such time, if ever, that it can generate significant sales of its product candidates currently in development.

As of September 30, 2026, the Company had cash, cash equivalents, and investments of $80.2 million. Management believes that its cash, cash equivalents, and investments as of September 30, 2026 will be sufficient to fund its current operating plan through at least twelve months from the issuance date of these condensed financial statements. Future capital requirements will depend on many factors, including the timing and extent of spending on research and development, including costs for preclinical and nonclinical studies, clinical trials, and clinical trial and material manufacturing. There can be no assurance that, in the event the Company requires additional financing, such financing will be available at terms acceptable to the Company, if at all. Failure to generate sufficient cash flows from operations, raise additional capital, and reduce discretionary spending should additional capital not become available could have a material adverse effect on the Company’s ability to achieve its intended business objectives.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Cash equivalents, which consist of money market funds and commercial paper, are stated at fair value. As of September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents of $20.2 million and $19.9 million, respectively.

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

As of September 30, 2026 and December 31, 2025, the Company had investments of $60.0 million and $40.1 million, respectively.

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

The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash to the extent recorded on the condensed balance sheets. Through September 30, 2026, the Company had no off-balance sheet concentrations of credit risk.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s other comprehensive loss consists of net changes in unrealized gains and losses on its available-for-sale investments. For the three and nine months ended September 30, 2026, the Company had net unrealized loss on available-for-sale investments of $0.2 million and $0.3 million, respectively. For the three and nine months ended September 30, 2025, the Company had insignificant net unrealized gains on available-for-sale investments.

Net Loss Per Share

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration for potentially dilutive securities. Diluted net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, stock options, unvested restricted stock units (“RSUs”), and shares committed under the Company’s 2022 Employee Stock Purchase Plan (“ESPP”) are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities. In June 2025, the Company entered into exchange agreements with existing stockholders to exchange 2,952,000 shares of the Company’s common stock for pre-funded warrants (the “2025 Pre-Funded Warrants”) for an equivalent number of shares of common stock at a nominal exercise price of $0.00001 per share. In March 2026, the Company entered into a Securities Purchase Agreement which provided for the sale and issuance by the Company of an aggregate of: (i) 8,245,611 shares of the Company’s common stock and (ii) pre-funded warrants to purchase up to an aggregate of 5,789,493 shares of common stock (the “2026 Pre-Funded Warrants”). The shares of common stock underlying the 2026 Pre-Funded Warrants and 2025 Pre-Funded Warrants are considered outstanding for the purposes of computing net loss per share because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date. Because the Company has reported a net loss for all periods presented, diluted net loss per share is the same as basic net loss per share for those periods because the impact of potentially dilutive securities would be anti-dilutive.

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
•
Level 2: Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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

The following table presents the Company’s financial assets, which consist of cash equivalents and investments classified as available-for-sale investments, that are measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$489	$—	$—	$489
Commercial paper	Level 2	1,995	—	—	1,995
Short-term investments:
U.S. Treasury securities	Level 1	13,753	—	(32)	13,721
U.S. Treasury securities	Level 2	1,477	—	(6)	1,471
Commercial paper	Level 2	16,485	—	(27)	16,458
U.S. Government agency securities	Level 2	499	—	—	499
Corporate debt securities	Level 2	12,074	—	(30)	12,044
Long-term investments:
U.S. Treasury securities	Level 1	13,938	—	(96)	13,842
U.S. Treasury securities	Level 2	1,978	—	(16)	1,962
Total		$62,688	$—	$(207)	$62,481

	December 31, 2025
	Level	Amortized Cost	Unrealized Gain	Unrealized Loss	Estimated Fair Value
Cash equivalents:
Money market funds	Level 1	$7,104	$—	$—	$7,104
Commercial paper	Level 2	547	—	—	547
Short-term investments:
U.S. Treasury securities	Level 1	22,792	49	—	22,841
U.S. Treasury securities	Level 2	3,956	8	—	3,964
Commercial paper	Level 2	6,812	2	(4)	6,810
U.S. Government agency securities	Level 2	487	1	—	488
Corporate debt securities	Level 2	3,958	—	(1)	3,957
Long-term investments:
U.S. Treasury securities	Level 1	1,506	2	—	1,508
Corporate debt securities	Level 2	505	—	—	505
Total		$47,667	$62	$(5)	$47,724

The Company classifies its money market funds and U.S. Treasury securities, which are valued based on quoted market prices in active markets with no valuation adjustment, as Level 1 assets within the fair value hierarchy.

The Company classifies its investments in commercial paper, corporate debt securities, U.S. government agency securities and U.S. Treasury securities as Level 2 within the fair value hierarchy. The fair values of these investments are estimated by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income- and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data and other observable inputs. There were no transfers of financial instruments between valuation levels during the nine months ended September 30, 2026.

As of September 30, 2026, none of the Company’s available-for-sale investments that were in an unrealized loss position had been in an unrealized loss position for more than 12 months. During the nine months ended September 30, 2026 and 2025, the Company did not sell any available-for-sale investments.

The Company’s short-term investments had maturities of less than one year from the balance sheet date. The Company’s long-term investments had maturities of between one and two years from the balance sheet date.

The Company does not intend to sell the securities in an unrealized loss position and does not expect they will be required to sell the securities before recovery of the unamortized cost basis. Additionally, the Company evaluated its securities for credit losses and considered the decline in market value to be primarily attributable to current economic and market conditions and not credit related. Accordingly, no allowance for credit losses had been recognized as of September 30, 2026 and December 31, 2025. During the nine months ended September 30, 2026 and 2025, the Company did not recognize any impairment losses related to investments.

As of September 30, 2026 and December 31, 2025, the Company had accrued interest receivable of $0.4 million and $0.4 million, respectively, which was included in prepaid expenses and other current assets on the balance sheets.

Note 4. Funding Arrangements

NIAID Contract

In September 2022, the Company received a cost-reimbursement contract award from the NIAID to support preclinical, Phase 1 studies and other activities to enable the advancement of epetraborole into late-stage development for acute systemic melioidosis and other biothreat pathogens. Under the original award, the Company was eligible to receive up to $17.8 million in funding over a total term of 48 months, consisting of a base period and seven option periods. In July 2023 and May 2024, the NIAID exercised two of seven available options under the NIAID contract (No: 75N93022C00059), resulting in an increase in committed contract funding of $0.7 million and $3.8 million, respectively, for a cumulative total of $8.8 million. In April 2025, the Company entered into a contract modification with NIAID for a $0.5 million increase and term extension to an existing NIAID contract option. In June 2025, as part of a U.S. government cost efficiency initiative under a 2025 Executive Order, the Company was notified that the NIAID will not exercise certain remaining options under the contract, resulting in a total $9.0 million reduction to the $18.3 million contract, for a cumulative contract total of $9.3 million. Funding for the exercised options is currently estimated to complete in July 2027. As of September 30, 2026, a total of $9.3 million of funding has been committed.

During the three and nine months ended September 30, 2026, the Company recorded $0.3 million and $0.5 million, respectively, of income as a reduction in research and development operating expenses under the NIAID contract. As of September 30, 2026, the Company recorded a receivable of $0.3 million which was included in prepaid expenses and other current assets on the balance sheet.

During the three months ended September 30, 2025, the Company recorded $0.2 million of income as a reduction in research and development operating expenses under the NIAID contract, which was offset by an increase in research and development expenses of $0.5 million due to updated estimates of provisional indirect cost rates under the NIAID contract. During the nine months ended September 30, 2025, the Company recorded $3.5 million of income as a reduction in research and development operating expenses under the NIAID contract, which was offset by an increase in research and development expenses of $0.5 million due to updated estimates of provisional indirect cost rates under the NIAID contract. As of December 31, 2025, the Company recorded a receivable of $0.5 million which was included in prepaid expenses and other current assets on the balance sheet.

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

In September 2025, the Company entered into a third-year continuation cost-reimbursement contract award with the Gates Foundation (“2025 GF Agreement”) under which the Company was awarded $1.9 million to support an early-stage research program focused on delivering an optimized lead compound for clinical development that can be combined with other compounds to deliver shorter, safer and simpler TB drug regimens. In August 2026, the 2025 GF Agreement was amended to include an additional $0.6 million, for a total amount awarded of $2.5 million, and to extend the completion date from September 2026 to February 2027. The Company is required to apply the funds it receives under the 2025 GF Agreement solely toward direct costs related to this research program. Any unspent funds and any funds spent that have not yet been incurred are recorded as part of other current liabilities on the balance sheets.

As of September 30, 2026 and December 31, 2025, $0.9 million and $1.2 million, respectively, was recorded to other current liabilities on the balance sheets. During the three and nine months ended September 30, 2026, the Company recorded income of $0.5 million and $1.3 million, respectively, as a reduction in research and development operating expenses under the 2025 GF Agreement. During the three and nine months ended September 30, 2025, the Company recorded income of $0.5 million and $1.5 million, respectively, as a reduction in research and development operating expenses under the 2024 BMGF Agreement.

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

None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three and nine months ended September 30, 2026 and 2025. As a result, the Company did not record any research and development expense—related party in the condensed statements of operations for the three and nine months ended September 30, 2026 and 2025.

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

University of Georgia Research Foundation

In October 2023, the Company entered into an exclusive license agreement with the University of Georgia Research Foundation (“UGARF”) to advance the development of AN2-502998, originally discovered by researchers at Anacor, in close collaboration with the University of Georgia. Upon achievement of certain development and sales milestones, the Company is required to make payments of up to approximately $0.9 million and a low single digit royalty. None of the development, regulatory, commercial or sales milestones or royalty payments were recognized during the three and nine months ended September 30, 2026 and 2025.

Note 6. Balance Sheet Components

Accrued Liabilities

Accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued research and development-related expenses	$1,526	$1,650
Accrued clinical trial-related expenses	238	268
Accrued professional services expenses	244	84
Accrued offering costs	75	—
Other	42	50
Total accrued liabilities	$2,125	$2,052

Note 7. Commitments and Contingencies

Contingencies

From time to time, the Company may become involved in legal proceedings arising in the ordinary course of business. The Company was not subject to any material legal proceedings as of September 30, 2026 and December 31, 2025, and the Company is not currently a party to any legal proceeding that, if determined adversely to the Company, in management’s opinion, is currently expected to individually or in the aggregate have a material adverse effect on the Company’s business, financial condition or results of operations taken as a whole.

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

Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors (the “Board”) of the Company. No dividends have been declared to date.

Common Stock and ATM Offering Programs

On April 6, 2023, the Company entered into a sales agreement (“2023 Sales Agreement”) with Cowen and Company, LLC as the Company’s agent (“Agent”), to issue and sell up to an aggregate gross sales of $100.0 million in shares (“Shares”) of the Company’s common stock through an “at-the-market” equity offering program (“2023 ATM Offering”). The Company will pay commissions to the Agent of up to 3.0% of the gross proceeds of the sale of the Shares sold under the 2023 Sales Agreement and reimburse the Agent for certain expenses. During the year ended December 31, 2023, the Company issued and sold 2,502,000 shares of common stock under the 2023 ATM Offering, resulting in net proceeds of $19.1 million, after deducting commissions and other offering costs. The Company terminated the 2023 Sales Agreement with the Agent in April 2026 and did not sell any shares of common stock through the 2023 ATM Offering during 2026.

On April 9, 2026, the Company entered into an open market sale agreement (the “2026 Sales Agreement”) with Jefferies LLC (“Jefferies”), as sales agent, pursuant to which the Company may offer and sell from time to time up to an aggregate of $80.0 million in shares of the Company’s common stock through an ATM Offering Program (the “2026 ATM Offering”, together with the “2023 ATM Offering”, the “ATM Offerings”). Sales of shares of the Company’s common stock under the 2026 Sales Agreement are made pursuant to a Registration Statement on Form S-3 as supplemented by a prospectus supplement. The Company has agreed to pay Jefferies a commission of up to 3.0% of the gross proceeds from the sale of shares of the Company’s common stock sold under the 2026 Sales Agreement. During the nine months ended September 30, 2026, the Company issued and sold 1,692,768 shares of common stock under the 2026 ATM Offering, resulting in net proceeds of $8.0 million, after deducting commissions and offering costs. In connection with the 2026 Sales Agreement, the Company incurred approximately $0.3 million of offering costs which were deferred and are ratably recognized as a reduction to additional paid-in capital as shares are sold under the 2026 Sales Agreement. As of September 30, 2026, $0.1 million and $0.2 million of these offering costs were included in prepaid expenses and other current assets and other assets, long-term on the condensed balance sheets, respectively. As of September 30, 2026, $0.2 million of offering costs were recorded as a reduction to additional paid-in capital, of which an immaterial amount was recognized from deferred offering costs. As of September 30, 2026, the Company may sell up to $71.8 million of shares of common stock under the 2026 Sales Agreement.

Shares of common stock reserved for future issuance, on an as-if-converted basis, as of September 30, 2026 and December 31, 2025, consisted of the following:

	September 30,	December 31,
	2026	2025
Stock options, issued and outstanding	6,555,108	5,466,222
Pre-funded warrants	8,741,493	2,952,000
Unvested restricted stock units	1,306,104	856,160
Stock options and RSUs, authorized for future issuance	1,112,279	783,106
ESPP, authorized for future issuance	990,224	775,882
Total	18,705,208	10,833,370

Preferred Stock

The Company’s certificate of incorporation, as amended, authorizes the Company to issue up to 10,000,000 shares of $0.00001 par value preferred stock. The preferred stock is not convertible. No shares of preferred stock were issued and outstanding as of September 30, 2026 and December 31, 2025.

Shareholder Rights Plan

On August 15, 2024, the Company entered into a Rights Agreement between the Company and Equiniti Trust Company, LLC as Rights Agent (as amended from time to time, the “Rights Agreement”), which was previously approved by the Board. In connection with the Rights Agreement, a dividend was declared of one preferred stock purchase right (individually, a “Right” and collectively, the “Rights”) for each share of the common stock, par value $0.00001 per share, of the Company outstanding at the close of business on August 29, 2024 (the “Record Date”). Each Right entitled the registered holder thereof, after the Rights became exercisable, to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $0.00001 per share, (the “Series A Preferred”), of the Company at a price of $6.50 per one one-thousandth of a share of Series A Preferred, subject to adjustment. Additional information regarding the Rights Agreement is contained in a Current Report on Form 8-K filed with the SEC on August 19, 2024. The adoption of the Shareholder Rights Plan had no impact on the financial position of the Company. The Shareholder Rights Plan expired on August 15, 2025.

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

As of September 30, 2026, all of the Pre-Funded Warrants remain unexercised.

Note 9. Equity Incentive Plan and Stock-Based Compensation

2022 Equity Incentive Plan

The Company adopted the 2022 Equity Incentive Plan (the “2022 Plan”) effective upon the closing of the IPO, which provides for the granting of incentive stock options (“ISOs”) to the Company's employees, and for the grant of nonstatutory stock options (“NSOs”), stock appreciation rights (“SARs”), restricted stock awards (“RSAs”), RSUs, performance awards, and other forms of awards to employees, directors, and consultants. As of September 30, 2026, no SARs or performance awards were granted.

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

Since the date of incorporation and through September 30, 2026, the Company has issued stock options, RSUs and RSAs to its employees, directors, and consultants. As of September 30, 2026, 212,279 shares of common stock remained available for future issuance under the 2022 Plan.

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

2026 Employment Inducement Award Plan

The Board adopted the 2026 Employment Inducement Award Plan (the “2026 Inducement Plan”) effective August 27, 2026, which provides for the granting of NSOs, SARs, RSAs, RSUs, performance awards, and other forms of awards. The 2026 Inducement Plan was adopted by the Board without stockholder approval pursuant to Nasdaq Marketplace Rule 5635(c)(4) (“Rule 5635(c)(4)”). In accordance with Rule 5635(c)(4), awards made under the 2026 Inducement Plan may only be granted to newly hired employees as an inducement material to the employees entering into employment with the Company.

The Company initially reserved for issuance 1,250,000 new shares of common stock pursuant to the 2026 Inducement Plan. As of September 30, 2026, 900,000 shares of common stock remained available for future issuance under the 2026 Inducement Plan.

NSOs granted to newly hired employees under the 2026 Inducement Plan generally vest 25% after the completion of 12 months of service, and the balance vests in equal monthly installments over the next 36 months of service and expire ten years from the grant date. RSUs granted to employees generally vest annually over a four year period of service and expire ten years from the grant date.

Stock-Based Compensation Expense

The following table summarizes the components of stock-based compensation expense recognized in the Company’s condensed statements of operations and comprehensive loss during the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$365	$(34)	$1,315	$1,836
General and administrative expenses	608	835	2,090	3,010
Total	$973	$801	$3,405	$4,846

Stock Option Activity

A summary of the stock option activity is as follows:

	Total Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2025	5,466,222	$6.56	7.21	$170
Granted	1,241,383	1.86
Exercised	(107,633)	2.26
Forfeited/expired	(44,864)	6.18
Vested and expected to vest at September 30, 2026	6,555,108	$5.74	6.91	$14,191
Exercisable as of September 30, 2026	4,591,529	$7.28	6.17	$7,403

As of September 30, 2026, there was unrecognized stock-based compensation expense of $3.3 million related to unvested stock options which the Company expects to recognize over a weighted-average period of 2.1 years.

Weighted-average grant-date fair value of the options granted during the nine months ended September 30, 2026 was $1.58 per share.

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

Of the incremental compensation cost, $0.1 million was recognized during both the three and nine months ended September 30, 2026.

RSU Activity

RSUs entitle the holder to receive shares of the Company’s common stock upon vesting. The fair value of RSUs is based upon the closing sales price of the Company’s common stock on the grant date.

A summary of the RSU activity is as follows:

	Number of Units	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2025	856,160	$1.72
Issued	833,481	1.70
Vested and released	(370,890)	2.08
Forfeited	(12,647)	1.79
Unvested at September 30, 2026	1,306,104	$1.60

As of September 30, 2026, there was unrecognized stock-based compensation expense of $1.7 million related to unvested RSUs which the Company expects to recognize over a weighted-average period of 2.8 years.

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

Subject to adjustment in the case of certain capitalization events, 187,000 shares of the Company’s common stock were available for purchase at the adoption of the ESPP. Pursuant to the ESPP, the annual share increase pursuant to the evergreen provision is determined based on the least of (i) 1% of the Company’s common stock outstanding as of December 31 of the immediately preceding year, (ii) 561,000 shares, or (iii) such number of shares as determined by the Board. Accordingly, effective January 1, 2026, the number of shares in the ESPP increased by 274,131 shares, representing 1% of the prior year end’s common stock outstanding. As of September 30, 2026, 990,224 shares of common stock remained available for issuance under the ESPP.

During the three and nine months ended September 30, 2026 and 2025, the Company recognized a negligible amount of stock-based compensation expense related to the ESPP.

Note 10. Net Loss Per Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to common stockholders	$(7,957)	$(9,353)	$(26,170)	$(26,464)
Denominator:
Weighted-average common shares outstanding used to calculate net loss per share attributable to common stockholders, basic and diluted	46,114,047	30,276,230	41,689,051	30,168,221
Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.31)	$(0.63)	$(0.88)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2026	2025
Options issued and outstanding	6,555,108	5,649,883
Unvested RSUs	1,306,104	870,300
Total	7,861,212	6,520,183

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

Note 11. Related Party Transactions

During the nine months ended September 30, 2026, $30.0 million of the $40.0 million gross proceeds raised in the 2026 Private Placement (refer to Note 8) were received from significant stockholders. There were no additional material related party transactions during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, other than as disclosed in Note 8, there were no material related party transactions.

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

In addition to the significant expense categories included within net loss presented on the statements of operations and comprehensive loss, see below for disaggregated amounts that comprise research and development expenses (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
External research and development expenses:
Other external research and development (1)	$2,339	$3,659	$7,347	$7,504
Consulting and outside services	788	809	$2,443	1,763
Clinical trials expenses	617	972	$1,991	1,867
Total external research and development expenses	$3,744	5,440	$11,781	11,134

Internal research and development expenses:
Personnel related expenses	$1,980	1,560	$6,705	6,756
Total research and development expenses	$5,724	$7,000	$18,486	$17,890

(1) Chemistry manufacturing controls, research and preclinical studies and other miscellaneous expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition as of September 30, 2026 and results of operations for the three and nine months ended September 30, 2026 and 2025 should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited financial statements and the related notes thereto included as a part of our Annual Report on Form 10-K for the year ended December 31, 2025. Except as otherwise indicated herein or as the context otherwise requires, references in this Form 10-Q to “AN2,” “the Company,” “we,” “us” and “our” refer to AN2 Therapeutics, Inc.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of novel small-molecule therapeutics derived from our boron chemistry platform. We are committed to delivering high-impact drugs to patients that address critical medical needs and improve health outcomes.

Epetraborole - Polycythemia vera

Polycythemia vera (“PV”) is a slowly progressing blood cancer characterized by overproduction of red blood cells in the bone marrow. This overproduction increases hematocrit, which can lead to serious medical complications including arterial and venous thromboembolic events. If untreated, PV can be life-threatening. Despite available therapies, such as burdensome periodic therapeutic phlebotomies, many patients experience uncontrolled hematocrit levels and persistent symptoms, requiring long-term management to maintain adequate disease control. PV is estimated to affect approximately 155,000 people in the U.S.

Study startup activities are underway for a global Phase 2 study (EBO-PV-201) to evaluate the efficacy and safety of oral epetraborole in adults with phlebotomy-dependent PV. We have received regulatory clearance to proceed in all planned jurisdictions, including U.S. FDA clearance of our IND and regulatory clearances in Australia and India. We anticipate commencing enrollment by the end of 2026, beginning with an open-label sentinel cohort receiving a predicted subtherapeutic dose to assess pharmacokinetics and safety in PV patients. Following completion of the sentinel group, the safety monitoring committee will advise on dose selection for Part 1, an open-label, single-arm, dose escalation, 28-week evaluation of epetraborole to maintain hematocrit control and reduce the frequency of phlebotomy in patients with phlebotomy-dependent PV. We anticipate releasing Part 1 data periodically throughout 2027.

Epetraborole – M. abscessus complex lung disease

Building on the microbiological and safety data from our prior non-tuberculous mycobacterial (“NTM”) study in treatment-refractory Mycobacterium avium complex (“MAC”), we believe that epetraborole has the potential to address a critical unmet need in M. abscessus lung disease, one of the most difficult-to-treat NTM infections for which no FDA-approved therapy exists. M. abscessus lung disease is a serious NTM infection requiring prolonged therapy, often initially with IV-only antibiotics. People affected by this illness face limited, burdensome treatment options and high rates of morbidity and mortality. NTM lung disease represents a growing global health concern. It is estimated that approximately 120,000–150,000 people in the U.S. are living with NTM lung disease, with M. abscessus accounting for approximately 10–15% of the cases.

We are supporting an investigator-initiated trial (“IIT”) of oral epetraborole in M. abscessus lung disease and anticipate that data from this study, if positive, could provide clinical proof-of-concept in M. abscessus lung disease and thereby inform the design of a subsequent pivotal trial. Patient enrollment is ongoing. The 84-patient multicenter, randomized, double-blind, placebo-controlled, prospective clinical study is being led by Dr. Kevin Winthrop, Professor of Public Health and Infectious Diseases at the Oregon Health and Science University, in conjunction with other investigators across an estimated 10-15 sites in the U.S. We anticipate reporting topline results in late 2027, subject to enrollment progress.

AN2-502998 - Chagas disease

We are studying AN2-502998 (formerly known as AN15368), an oral, boron-based small molecule CPSF3 inhibitor for the treatment of chronic Chagas disease, also known as American trypanosomiasis. Chagas disease is caused by the parasite Trypanosoma cruzi (“T. cruzi”). Over 300,000 people are estimated to be infected in the U.S., 200,000 across Europe and Japan, and 10 million worldwide. Left untreated, chronic T. cruzi infection is lifelong and can be life threatening. The parasite T. cruzi silently damages the heart and digestive system, with ~20-30% of people developing serious cardiac damage resulting in heart failure, stroke or sudden death. There are no FDA-approved treatments for adults with Chagas disease.

In June 2026, we announced positive results from two studies that we believe support the initiation of a Phase 2 trial of AN2-502998 in chronic Chagas disease. In the nonhuman primate (“NHP”) efficacy study, 28 days of treatment with AN2-502998 resulted in 100% parasitic elimination at target exposures attainable in humans, in NHPs with naturally acquired, chronic T. cruzi infection. In our Phase 1 first-in-human study, AN2-502998 was generally well tolerated at exposure levels consistent with NHP efficacy thresholds.

AN2-502998 is the only compound of which we are aware to have demonstrated curative activity in preclinical studies across multiple species, including in NHPs with long-term, naturally acquired chronic infections caused by diverse T. cruzi genetic types. We believe that efficacy in naturally infected NHPs is the most clinically relevant predictor of efficacy for human chronic Chagas disease. Startup activities are underway for a Phase 2 proof-of-concept study in adults with chronic T. cruzi infection.

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

AN2-504661 - Hypophosphatasia

We have selected AN2-504661, an oral, boron-based inhibitor of ectonucleotide pyrophosphatase/phosphodiesterase 1 (“ENPP1”), as our development candidate for the treatment of HPP. HPP is a rare, inherited metabolic bone disease caused by loss-of-function mutations in the ALPL gene, which encodes tissue-nonspecific alkaline phosphatase (“TNAP”). TNAP deficiency allows inorganic pyrophosphate (“PPi”), a potent inhibitor of bone mineralization, to accumulate. HPP encompasses a spectrum of disease ranging from life-threatening perinatal and infantile forms to adult-onset disease characterized by fractures, chronic pain, muscle weakness, impaired mobility, and other serious complications throughout life. Because ENPP1 is the principal enzyme that generates extracellular PPi, we believe that inhibiting ENPP1 may reduce PPi production at its source, normalize PPi levels, and improve bone mineralization. The only U.S.-approved therapy for HPP, asfotase alfa (“Strensiq®”), is an enzyme replacement therapy indicated for patients with perinatal/infantile or juvenile-onset HPP. It requires subcutaneous injections three to six times per week on an ongoing basis and is commonly associated with injection-site reactions. In addition, AstraZeneca has recently submitted a Biologics License Application for efzimfotase alfa, a biweekly subcutaneous enzyme replacement therapy for HPP in patients aged two years and older. We believe there is a significant unmet need for an oral therapy, including for pediatric patients with juvenile-onset disease and adult-onset patients. There is currently no approved therapy for adult-onset HPP in the U.S. We believe adult patients, many of whom are underdiagnosed and may have milder disease, represent a largely underserved patient population for whom an oral treatment option could address an important unmet need. Oral ENPP1 inhibitors have the potential to address the underlying bone manifestations of the disease and provide a more patient-friendly oral treatment option.

We believe ENPP1 is a target well suited to our boron chemistry platform. Under physiological conditions, boron can convert from a neutral, trigonal planar form to a negatively charged, tetrahedral form. This allows our compounds to bind the bimetallic zinc center of the ENPP1 active site as a phosphate mimic, without requiring the permanently charged groups that have limited the oral bioavailability of other ENPP1 inhibitor chemotypes. AN2-504661 was selected following extensive lead optimization and preclinical evaluation demonstrating the potential for a differentiated profile characterized by potent and selective ENPP1 inhibition, favorable pharmacokinetic properties and oral bioavailability, efficacy in animal models, and an encouraging nonclinical safety profile with low potential for hERG-related cardiac events and other safety liabilities, supporting its potential to be best-in-class. We plan to initiate a Phase 1 clinical study for AN2-504661 in the second half of 2027.

Our boron chemistry research and development initiatives

We are prioritizing targets where we believe boron chemistry may offer a competitive advantage in terms of binding-site differentiation, pharmacodynamics, drug-like properties and IP, including ENPP1 and PI3Kα for oncology indications. The unique binding modes of boron-containing compounds enable the discovery of inhibitors with high ligand efficiency against targets considered undruggable or difficult to access with traditional chemistry approaches. Boron chemistry has produced first-in-class molecules against a number of targets including CPSF3 (AN2-502998 and acoziborole) and LeuRS (epetraborole, ganfeborole and tavaborole). We have discovered preclinical compounds that demonstrate sub-nanomolar activity, high selectivity and excellent oral pharmacokinetic properties. In the fourth quarter of 2026, we selected AN2-504661 as a development candidate for HPP (see above).

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

We do not have any products approved for sale and have not generated any revenue since inception. Our net losses were $26.2 million and $26.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $267.1 million. We have funded our operations from the sale and issuance of redeemable convertible preferred stock and proceeds from our initial public offering (“IPO”), “at-the-market” equity offering programs (“ATM Offerings”), an underwritten offering (the “Underwritten Offering”), and the 2026 private placement (the “2026 Private Placement”). From November 2019 through August 2023, we raised gross proceeds of an aggregate of $261.4 million from the sale of Series A and Series B redeemable convertible preferred stock and the sale of common stock under our IPO, ATM Offerings and the Underwritten Offering, resulting in $247.0 million proceeds net of underwriting discounts, commissions, and offering expenses. In March 2026, we raised gross proceeds of $40.0 million from the 2026 Private Placement resulting in net proceeds of $37.2 million, after deducting placement agent fees and other offering expenses. In the nine months ended September 30, 2026, we raised net proceeds of $8.0 million from the ATM Offerings, after deducting commissions and offering expenses.

Financial Operations Overview

As of September 30, 2026, we had cash, cash equivalents, and investments of $80.2 million. We believe that our available cash will be sufficient to fund our planned operations under our current operating plan through at least twelve months following the date of this Form 10-Q.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table sets forth the significant components of our results of operations:

	Three Months Ended
	September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$5,724	$7,000	$(1,276)	(18%)
General and administrative	2,946	3,040	(94)	(3%)
Total operating expenses	8,670	10,040	(1,370)	(14%)
Loss from operations	(8,670)	(10,040)	1,370	(14%)
Interest income	713	687	26	4%
Net loss	$(7,957)	$(9,353)	$1,396	(15%)

Research and Development Expenses

Research and development expenses were $5.7 million for the three months ended September 30, 2026 compared to $7.0 million for the three months ended September 30, 2025, resulting in a decrease of $1.3 million in expenses. Preclinical and research study expenses decreased by $1.0 million due to certain compounds completing the preclinical research stage and progressing into nonclinical development. Other miscellaneous expenses decreased by $0.5 million due to updated estimates of provisional indirect cost rates under the NIAID contract in 2025. Clinical trial expenses decreased by $0.3 million due to the completion of our Chagas Phase 1 study, partially offset by start-up and other costs related to initiation of Phase 2 trials in M. abscessus, PV and Chagas disease. Personnel-related expenses increased by $0.4 million primarily due to stock-based compensation expense. CMC expenses increased by $0.1 million due to clinical trial material production for our Chagas Phase 2 study and scale-up of research material for our HPP program, partially offset by completion of the Chagas Phase 1 clinical trial material production. During the three months ended September 30, 2026 and 2025, reimbursement of $0.7 million and $0.3 million, respectively, of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Three Months Ended
	September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Preclinical and research study expenses	$1,464	$2,431	$(967)	(40%)
Personnel-related expenses	1,980	1,560	420	27%
Consulting and outside services	788	809	(21)	(3%)
Clinical trials expenses	617	972	(355)	(37%)
Chemistry manufacturing and controls	652	533	119	22%
Other miscellaneous expenses	223	695	(472)	(68%)
Total research and development expenses	$5,724	$7,000	$(1,276)	(18%)

General and Administrative Expenses

General and administrative expenses were $2.9 million for the three months ended September 30, 2026 and $3.0 million for the three months ended September 30, 2025. The decrease of $0.1 million was due to a $0.4 million decrease in personnel-related expenses, primarily due to stock-based compensation expense, partially offset by a $0.2 million increase in professional and outside services expenses and a $0.1 million increase in other miscellaneous expenses.

Interest Income

Interest income was $0.7 million for both the three months ended September 30, 2026 and 2025.

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table sets forth the significant components of our results of operations:

	Nine Months Ended
	September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Operating Expenses:
Research and development	$18,486	$17,890	$596	3%
General and administrative	9,639	10,903	(1,264)	(12%)
Total operating expenses	28,125	28,793	(668)	(2%)
Loss from operations	(28,125)	(28,793)	668	(2%)
Interest income	1,956	2,329	(373)	(16%)
Other expense	(1)	—	(1)	(100%)
Net loss	$(26,170)	$(26,464)	$294	(1%)

Research and Development Expenses

Research and development expenses were $18.5 million for the nine months ended September 30, 2026 compared to $17.9 million for the nine months ended September 30, 2025, resulting in an increase of $0.6 million in expenses. Consulting and outside services increased by $0.7 million to support our M. abscessus, PV and Chagas clinical programs, partially offset by decreased expenses related to our terminated NTM treatment refractory program. Other miscellaneous expenses increased by $0.2 million due to increased expenses related to melioidosis program overhead offsets and recognition of a qualified small business payroll tax credit in 2025, partially offset by a decrease in non-recurring license fees. Clinical trial expenses increased $0.1 million due to start-up and other costs related to initiation of Phase 2 trials in M. abscessus, PV and Chagas disease, offset by termination of the EBO-301 study and completion of the Chagas Phase 1 study. Preclinical and research study expenses decreased by $0.4 million due to completion of a long-term nonclinical study in 2025, partially offset by increased spending on certain preclinical research programs. During the nine months ended September 30, 2026 and 2025, reimbursement of $1.8 million and $4.5 million, respectively, of operating expenses was recognized related to our funding arrangements.

The following table shows our research and development expenses by type of activity:

	Nine Months Ended
	September 30,
	2026	2025	Change	% Change
	(in thousands, except percentages)
Personnel-related expenses	$6,705	$6,756	$(51)	(1%)
Preclinical and research study expenses	5,760	6,193	(433)	(7%)
Consulting and outside services	2,443	1,763	680	39%
Clinical trials expenses	1,991	1,867	124	7%
Chemistry manufacturing and controls	1,034	972	62	6%
Other miscellaneous expenses	553	339	214	63%
Total research and development expenses	$18,486	$17,890	$596	3%

General and Administrative Expenses

General and administrative expenses were $9.6 million for the nine months ended September 30, 2026 and $10.9 million for the nine months ended September 30, 2025. The decrease of $1.3 million was due to a decrease of $1.2 million in personnel-related expenses, primarily due to stock-based compensation expense, and a $0.3 million decrease in professional and outside services expenses, partially offset by a $0.2 million increase in other miscellaneous expenses.

Interest Income

Interest income was $2.0 million for the nine months ended September 30, 2026 compared to $2.3 million for the nine months ended September 30, 2025. The decrease of $0.3 million was due to lower interest rates in 2026 as compared to 2025.

Liquidity and Capital Resources

Sources of Liquidity

We have incurred net losses since our inception. For the nine months ended September 30, 2026 and 2025, we had net losses of $26.2 million and $26.5 million, respectively, and we expect to incur substantial additional losses in future periods. As of September 30, 2026, we had an accumulated deficit of $267.1 million. As of September 30, 2026, we had cash, cash equivalents, short-term and long-term investments of $80.2 million. Based on our current plan, we believe that our available cash will be sufficient to fund our operations for at least 12 months following the date of this Form 10-Q.

To date, we have funded our operations primarily through our 2026 Private Placement, Underwritten Offering, ATM Offerings, IPO and issuances of our then existing redeemable convertible preferred stock. In the nine months ended September 30, 2026, we issued and sold 1,692,768 shares of common stock under the ATM Offerings, resulting in net proceeds of $8.0 million, after deducting commissions and offering expenses. In March 2026, we generated approximately $37.2 million from the 2026 Private Placement, after deducting placement agent fees and other offering expenses. From November 2019 through August 2023, we raised aggregate gross proceeds of $261.4 million from the sale of Series A and Series B redeemable convertible preferred stock and the sale of common stock under our IPO, ATM Offerings and the Underwritten Offering, resulting in $247.0 million proceeds, net of underwriting discounts, commissions, and offering expenses.

Future Funding Requirements

We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval for and commercialize any of our current and future product candidates and we do not know when, or if, those events will occur. Historically, we have incurred operating losses and negative cash flows as a result of ongoing efforts to develop our product candidates, including conducting ongoing preclinical and nonclinical studies, clinical trials, API and drug product materials manufacturing, and providing general and administrative support for these operations. We expect our negative cash flows to increase significantly over the next several years as we advance our product candidates through nonclinical and clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, and continue our research and development efforts. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays, and other unknown factors that may adversely affect our business. Moreover, we expect to continue to incur costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations, as we do not expect positive cash flows from operations in the foreseeable future.

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

Summary Statements of Cash Flows

The following table sets forth a summary of the primary sources and uses of cash:

	Nine Months Ended
	September 30,
	2026	2025
	(in thousands)
Cash used in operating activities	$(25,173)	$(24,598)
Cash (used in) provided by investing activities	(19,811)	21,137
Cash provided by financing activities	45,250	113
Net increase (decrease) in cash and cash equivalents	$266	$(3,348)

Cash Used in Operating Activities

Net cash used in operating activities was $25.2 million for the nine months ended September 30, 2026, which consisted of a net loss of $26.2 million, primarily due to the use of funds to develop our product candidates, and a net decrease of $2.0 million in our net operating assets and liabilities, partially offset by $3.0 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $2.5 million in accrued liabilities, accounts payable, accrued compensation, and other current liabilities, partially offset by a decrease of $0.5 million in prepaid expenses and other assets. The non-cash charges consisted of stock-based compensation expense of $3.4 million, partially offset by net accretion of discounts on investments of $0.4 million.

Net cash used in operating activities was $24.6 million for the nine months ended September 30, 2025, which consisted of a net loss of $26.5 million, primarily due to the use of funds to develop our product candidates, and a net decrease of $2.0 million in our net operating assets and liabilities, partially offset by $3.9 million in non-cash charges. The net decrease in our operating assets and liabilities was primarily due to a decrease of $3.4 million in accrued liabilities, accounts payable, accrued compensation, and other current liabilities, partially offset by a decrease of $1.4 million in prepaid expenses and other assets. The non-cash charges consisted of stock-based compensation expense of $4.8 million, partially offset by net accretion of discounts on investments of $0.9 million.

Cash (Used In) Provided By Investing Activities

Net cash used in investing activities was $19.8 million for the nine months ended September 30, 2026, which primarily consisted of $49.8 million in purchases of investments, partially offset by $30.0 million in proceeds from the maturity of investments.

Net cash provided by investing activities was $21.1 million for the nine months ended September 30, 2025, which primarily consisted of $59.0 million in proceeds from the maturity of investments, partially offset by $37.9 million in purchases of investments.

Cash Provided by Financing Activities

Net cash provided by financing activities was $45.3 million for the nine months ended September 30, 2026, which consisted of $37.2 million in net proceeds from the issuance of common stock and pre-funded warrants from the 2026 Private Placement, $8.0 million in net proceeds from the issuance of common stock from the ATM Offerings, $0.2 million from the exercise of stock options, and $0.1 million in proceeds from the issuance of common stock under the employee stock purchase plan. These increases were partially offset by $0.3 million in payment of deferred offering costs related to the ATM Offerings.

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

Critical Accounting Policies, Significant Judgments, and Use of Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the condensed financial statements and accompanying notes. “Note 2—Summary of Significant Accounting Policies” to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2025 describes the significant accounting policies and methods used in the preparation of the financial statements. Our critical accounting estimates, identified in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our Annual Report on Form 10-K include for the year ended December 31, 2025, but are not limited to, the discussion of estimates used for research and development and stock-based compensation. Such accounting policies and estimates require significant judgments and assumptions to be used in the preparation of the condensed financial statements, and actual results could differ materially from the amounts reported. There have been no material changes to these critical accounting policies and estimates through September 30, 2026 from those discussed in our Annual Report on Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents, and investments of $80.2 million as of September 30, 2026, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short and long- term fixed income securities, and government securities.

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

Foreign Currency Risk

A small portion of our expenses are denominated in foreign currencies. Future fluctuations in the value of the U.S. Dollar may affect the price we pay for services performed outside the United States. We were not exposed to material foreign currency risk during the quarter ended September 30, 2026.

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

Our CEO and CFO have concluded that as of September 30, 2026, our disclosure controls and procedures were not effective due to material weaknesses in internal control over financial reporting previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2025 and included below.

Notwithstanding the identified material weaknesses, management, including our CEO and CFO, has determined, based on the procedures we have performed, that the condensed financial statements included in this Quarterly Report on Form 10-Q were prepared in accordance with U.S. GAAP.

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

The material weaknesses identified were as follows, and continue to exist as of September 30, 2026:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our net loss was $35.2 million for the year ended December 31, 2025 and $26.2 million and $26.5 million for the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, we had an accumulated deficit of $267.1 million. We have funded our operations to date primarily with proceeds from our ATM Offerings, 2026 Private Placement, Underwritten Offering, our IPO, and the sale of our redeemable convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including preclinical and nonclinical studies, manufacturing, clinical trials, and general and administrative costs associated with our operations. We expect to continue to incur significant expenses and operating losses over the next several years. Our net losses may fluctuate significantly from quarter to quarter and year to year.

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

A key element of our strategy is to develop our AN2 drug discovery platform, build a pipeline of product candidates and progress these product candidates through clinical development for the treatment of PV, M. abscessus lung disease, Chagas disease, melioidosis, tuberculosis, hypophosphatasia, oncology and infectious diseases. Our pipeline is primarily composed of early-stage and mid-stage programs, and clinical proof of concept has not yet been established for any of our product candidates. We may not be able to develop product candidates that are safe and effective for any proposed use. Even if we are successful in continuing to build our pipeline, the potential product candidates that we identify may not be suitable for clinical development, as a result of significant safety, tolerability and other negative characteristics or limitations that may prevent successful regulatory approval or limit market acceptance or reimbursements from third-party payors. If we do not successfully develop and commercialize any of our product candidates, we will not be able to obtain product revenue in future periods, which could significantly harm our financial position and adversely affect the trading price of our common stock.

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

Prior to the completion of the IPO, we had been a private company with limited accounting personnel to adequately execute our accounting processes and other supervisory resources with which to address our internal control over financial reporting. In connection with the preparation of our financial statements, we identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses continue to exist as of September 30, 2026:

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

The ability of the FDA and foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including the transition to a new administration and transitions with the current administration, government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and certain Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, which have led to substantial changes in FDA personnel, and it remains unclear the degree to which these efforts and the resulting staffing changes may limit or otherwise adversely affect the FDA’s ability to conduct routine operations.

If a prolonged government shutdown occurs, or if funding shortages or staffing limitations hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other activities, such events could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The Trump administration is pursuing a two-fold strategy to reduce drug costs in the U.S. While it is unclear whether and how the Trump proposals will be implemented, the Trump policies are likely to have a negative impact on the pharmaceutical industry and on our ability to receive adequate revenues for any product candidate that we commercialize. On the one hand, President Trump threatened to impose significant tariffs on pharmaceutical manufacturers that do not adopt pricing policies such as most favored nation pricing, which would tie the price for drugs in the U.S. to the lowest price in a group of other countries. In response, multiple manufacturers entered into confidential pricing agreements with the federal government. Subsequently, in April 2026, the Trump administration issued a proclamation imposing tariffs under Section 232 of the Trade Expansion Act on imports of brand pharmaceuticals, biologics and associated pharmaceutical ingredients, beginning July 31, 2026. Exempted from these tariffs, among others, are companies that have executed or are negotiating agreements with the federal government regarding most favored nation pricing and onshoring of production and research and development. On the other hand, the Trump administration is pursuing traditional regulatory pathways to impose drug pricing policies, and published two proposed regulations in December 2025, referred to as Globe and Guard. The final Globe regulation was published in September 2026 and implements a mandatory payment model under which manufacturers of eligible drugs will be required to pay rebates to the federal government on a portion of the units of their drugs that are reimbursed by Medicare, with the rebate amount based on most favored nation pricing. While the impact of the final Globe and proposed Guard regulations, if finalized, cannot yet be determined, it is likely to be significant. Even regulatory proposals or executive actions that are ultimately deemed unlawful could negatively impact the U.S. pharmaceutical sector and our business.

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

We also expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. For example, in April 2026, we entered into an open market sale agreement with Jefferies, as sales agent, pursuant to which we may offer and sell, from time to time, up to an aggregate of $80.0 million in shares of our common stock in an at-the-market offering. As of September 30, 2026, we may sell up to $71.8 million of shares of common stock under the sale agreement. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

In addition, as of September 30, 2026, there are pre-funded warrants to purchase approximately 8.7 million shares of our common stock outstanding. The exercise of these warrants will cause us to issue additional shares of our common stock, which will result in dilution to our stockholders, increase the number of shares of common stock eligible for resale in the public market, and could adversely affect the market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds from Public Offering of Common Stock

On March 24, 2022, our registration statement on Form S-1 (File No. 333-263295) was declared effective by the SEC for our IPO. As of September 30, 2026, all of the proceeds from the IPO have been applied as described in our final prospectus dated March 24, 2022 filed pursuant to Rule 424(b)(4).

Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the fiscal quarter ended September 30, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted, modified, or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6. Exhibits

(a)
Exhibits.

The exhibits listed below are filed as part of this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation.	8-K	001-41331	3.1	June 24, 2024
3.2	Amended and Restated Bylaws.	S-1	333-263295	3.4	March 4, 2022
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of AN2 Therapeutics, Inc. filed with the Secretary of State of the State of Delaware on August 15, 2024.	8-K	001-41331	3.1	August 19, 2024
4.1	Form of Pre-Funded Warrant.	8-K	001-41331	4.1	June 20, 2025
4.2	Form of 2026 Pre-Funded Warrant.	8-K	001-41331	4.1	March 10, 2026
10.1#	AN2 Therapeutics, Inc. 2026 Employment Inducement Award Plan.	S-8	333-298920	99.1	September 14, 2026
10.2#*	Forms of Stock Option Grant Notice, Stock Option Agreement and Notice of Exercise under the AN2 Therapeutics, Inc. 2026 Employment Inducement Award Plan.
10.3#*	Forms of Restricted Stock Unit Grant Notice and Award Agreement under the AN2 Therapeutics, Inc. 2026 Employment Inducement Award Plan.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document.)

* Filed herewith.

# Indicates management contract or compensatory plan.

** The following materials are formatted in Inline XBRL (Extensible Business Reporting Language): (i) the cover page; (ii) the Condensed Balance Sheets as of September 30, 2026 and December 31, 2025; (iii) the Condensed Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2026 and 2025; (iv) the Condensed Statements of Stockholders' Equity for the three and nine months ended September 30, 2026 and 2025; (v) the Condensed Statements of Cash Flows for the nine months ended September 30, 2026 and 2025; (vi) Notes to Unaudited Condensed Financial Statements tagged as blocks of text.

† The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2026.

AN2 Therapeutics, Inc.

By:	/s/ Eric Easom
Eric Easom
Chief Executive Officer (Principal Executive Officer)

By:	/s/ Lucy O. Day
Lucy O. Day
Chief Financial Officer
(Principal Financial Officer)

By:	/s/ Sarah Williams
Sarah Williams
(Principal Accounting Officer)